Form 10-Q
period 2008-06-30
Musician's Exchange
filed 2008-08-14
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Emerald Plaza
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

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
Yes  ☒    No  ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 12, 2008, was 850,000 shares.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

June 30,
2008
ASSETS

Current assets:
Cash	$569
Inventory	1,341
Total current assets	1,910

Total assets	$1,910

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	1,000
Total current liabilities	1,000

Total liabilities	1,000

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 850,000 shares issued and outstanding	850
Additional paid-in capital	16,650
(Deficit) accumulated during development stage	(3,817)
Total stockholders' equity	13,683

Total liabilities and stockholders' equity	$14,683

See Accompanying Notes to Financial Statements

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three	February 4, 2008
	months ended	(inception) to
	June 30, 2008	June 30, 2008

Revenue	$-	$-

Cost of goods sold	-	-

Gross profit (loss)	-	-

Operating expenses:
General and administrative	17	290
Executive compensation	2,800	2,800
Professional fees	1,000	13,500

Total operating expenses	3,817	16,590

(Loss) before provision for income taxes	(3,817)	(16,590)

Provision for income taxes	-	-

Net (loss)	$(3,817)	$(16,590)

Weighted average number of common shares	850,000	839,189
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.02)

See Accompanying Notes to Financial Statements

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

February 4, 2008
(inception) to
June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(16,590)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	10,000
Changes in operating assets and liabilities:
(Increase) in inventory	(1,341)
Increase in accounts payable	1,000

Net cash used in operating activities	(6,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	7,500

Net cash provided by financing activities	7,500

NET CHANGE IN CASH	569

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$569

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

Non-cash activities:
Number of shares issued for services	100,000

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from February 4, 2008, (inception) through the period ended June 30, 2008 of ($16,590). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

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

FAS 162
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

FAS 163
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

NOTE 4 – INVENTORY

Inventories consist of the following at:

June 30, 2008
Finished goods	$1,341
$1,341

NOTE 5 – STOCKHOLDERS EQUITY
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

As of June 30, 2008, there have been no other issuances of common stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

In February 4, 2008, the Company issued an officer of the Company 750,000 shares of its $0.001 par value common stock at a price of $0.01 per share for a total amount raised of $7,500 in exchange for the founding officer's business plan, business concept, and website.  During the February 4, 2008, (inception) through June 30, 2008, the officer received cash of $2,800 which is considered compensation.

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

Item 2.           Plan of Operation.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Musician’s”, “the Company”, and similar terms refer to Musician’s Exchange unless otherwise expressly stated or the context otherwise requires.

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

Since our inception on February 4, 2008 through June 30, 2008, we have not generated any revenues and have incurred a net loss of $16,590. As of June 30, 2008, our only business activity was the formation of our corporate entity, the development of our business model, and the establishment of our initial website.

We anticipate the commencement of generating revenues in the next twelve months, of which we can provide no assurance. Recently, we filed an S-1 registration statement (declared effective by the SEC on April 10, 2008) to raise capital, and with those proceeds have budgeted to cover costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and costs covering various filing fees and transfer agent fees to complete our early money raise through this offering. We believe that listing fees generated will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement.

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

We recently filed an S-1 registration statement to raise capital, and with those proceeds, we believe will allow us to grow, although, of course, we cannot provide any assurance that we will be able to grow as we currently anticipate.  The anticipated capital we expect to raise in the recently filed offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, the offering, travel expenses, working capital, and covering various filing fees and transfer agent fees.

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

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Musician’s as a going concern. Musician’s may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Musician’s be unable to continue existence.

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

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500, which has been achieved; (2) goals based upon our funding of $55,000 through the filing of out S-1 registration statement (declared effective by the SEC on April 10, 2008); and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000.

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

             In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

            In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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

We were incorporated in February of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $16,590 from our inception through the period ended June 30, 2008, and (iii) we have a net loss of $16,590 from our inception through the period ended June 30, 2008.  We have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 333-149446), related to our initial public offering, was declared effective by the SEC on April 10, 2008.  A total of 550,000 shares of common stock were registered with the SEC with an aggregate offering price of $55,000.  All of these shares were registered on our behalf.  As of the date of this filing the Company has not sold any shares under the registration statement.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on February, 4, 2008 through the period ended June 30, 2008.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders from the time of our inception through the period ended June 30, 2008.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Musician’s Exchange		SB-2		3(i)(a)	2/29/08
3(ii)(a)	Bylaws of Musician’s Exchange		SB-2		3(ii)(a)	2/29/08
4	Instrument defining the rights of security holders: (a)Articles of Incorporation (b)Bylaws (c)Stock Certificate Specimen		SB-2			2/29/08
10.1	Subscription Agreement		SB-2		10.1	2/29/08
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSICIAN’S EXCHANGE
(Registrant)

By:/s/ Daniel Van Ness

      Daniel Van Ness, Chief Executive Officer
      (On behalf of the registrant and as
       principal financial officer)

Date: August 14, 2008