Form 10-Q
period 2008-09-30
Musician's Exchange
filed 2008-11-14
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-149446

MUSICIAN’S EXCHANGE
(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1140 Lilac Charm Ave.
Las Vegas, NV	89183
(Address of principal executive offices)	(Zip Code)

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
Yes  ☒    No  ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2008, was 850,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

September 30,
2008
ASSETS

Current assets:
Cash	$1,069
Inventory	1,003
Total current assets	2,072

Total assets	$2,072

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	2,000
Accounts payable - related party	7,702
Notes payable - related party	1,063
Total current liabilities	10,765

Total liabilities	10,765

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 850,000 shares issued and outstanding	850
Additional paid-in capital	16,650
(Deficit) accumulated during development stage	(26,193)
Total stockholders' equity	(8,693)

Total liabilities and stockholders' equity	$2,072

See Accompanying Notes to Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three	February 4, 2008
	months ended	(inception) to
	September 30, 2008	September 30, 2008

Revenue	$1,520	$1,520

Cost of goods sold	1,340	1,340

Gross profit	180	180

Operating expenses:
General and administrative	81	371
Executive compensation	-	2,800
Professional fees	2,000	5,500
Professional fees - related party	7,702	17,702

Total operating expenses	9,783	26,373

(Loss) before provision for income taxes	(9,603)	(26,193)

Provision for income taxes	-	-

Net (loss)	$(9,603)	$(26,193)

Weighted average number of common shares
outstanding - basic and fully diluted	850,000	843,333

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.03)

See Accompanying Notes to Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

February 4, 2008
(inception) to
September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(26,193)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	10,000
Changes in operating assets and liabilities:
(Increase) in inventory	(1,003)
Increase in accounts payable	2,000
Increase in accounts payable - related party	7,702

Net cash used in operating activities	(7,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	7,500
Proceeds from notes payable - related party	1,500
Payments to notes payable - related party	(437)

Net cash provided by financing activities	8,563

NET CHANGE IN CASH	1,069

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$1,069

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

Non-cash activities:
Number of shares issued for services	100,000

See Accompanying Notes to Financial Statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the period February 4, 2008 (inception) through February 20, 2008 and notes thereto included in the Company’s S-1 and S-1/A filed on February 29, 2008 and March 19, 2008, respectively. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from February 4, 2008 (inception) through the period ended September 30, 2008 of ($26,193). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INVENTORY

Inventories consist of the following at:

September 30, 2008
Finished goods	$1,003
$1,003

NOTE 5 – NOTES PAYABLE

Notes payable consists of the following at September 30, 2008:

September 30, 2008
Note payable to a shareholder, unsecured, 0% interest, due upon demand	$1,000

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	63

$1,063

Interest expense for the period of February 4, 2008 (inception) through September 30, 2008 was $0.

NOTE 6 – STOCKHOLDERS EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

Common Stock

In February 4, 2008, the Company issued its sole officer of the Company 750,000 shares of its $0.001 par value common stock at a price of $0.01 per share for a total amount raised of $7,500 in exchange for the founding officer's business plan, business concept, and website.

On February 20, 2008, the Company issued 100,000 shares of its common stock toward legal fees at a value of $0.10 per share.

As of September 30, 2008, there have been no other issuances of common stock.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

In February 4, 2008, the Company issued its sole officer of the Company 750,000 shares of its $0.001 par value common stock at a price of $0.01 per share for a total amount raised of $7,500 in exchange for the founding officer's business plan, business concept, and website.  (See Note 6)

During the period of February 4, 2008 (inception) through September 30, 2008, the officer received cash of $2,800 which is considered compensation.

On August 1, 2008, the Company received inventory valued at cost of $500 from its sole officer, director of the company which was considered a loan.  As of September 30, 2008, the Company paid $437 toward the loan and the remaining balance of the loan is $63.  (See Note 5)
On August 7, 2008, the Company received cash of $1,000 from a shareholder of the company which was considered a loan.  (See Note 5)

As of September 30, 2008, the Company had accounts payable of $7,100 due to an entity who is a shareholder of the Company.  This entity provides legal services to the Company.

As of September 30, 2008, the Company had accounts payable of $602 due to an entity who is owned and controlled by a shareholder of the Company.  This entity provides EDGAR services to the Company.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements as a result of being a penny stock issuer. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Since our inception on February 4, 2008 through September 30, 2008, we have generated $1,520 in revenues and have incurred a net loss of $26,193. For the three months ended September 30, 2008, we generated $1,520 in revenues and incurred a net loss of $9,603.

We anticipate revenue will increase in the next twelve months, of which we can provide no assurance. Recently, we filed an S-1 registration statement (declared effective by the SEC on April 10, 2008) to raise capital, and those proceeds have been budgeted to cover costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and costs covering various filing fees and transfer agent fees to complete our early money raise through the offering. We believe that listing fees generated will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

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

We have filed an S-1 registration offering to provide the basic minimum amount of funds to provide sufficient cash for the next 12 months. If we are unsuccessful in generating the cash set forth in that offering, we will be forced into curtailing the expenditures required to complete the website, until such time as we are able to either raise the cash required privately or launch another offering. Our sole officer and director, Mr. Van Ness has agreed to continue his part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for Mr. Van Ness out of the funds being raised in the offering. If we were to not receive any additional funds, including the funds from the offering, we could continue in business for the next 12 months. However, we would not be in a position to complete the website as set forth in our business plan, or provide any significant advertisement for our customers, thus we would not anticipate any significant revenues. Since our website is operational, we can conduct business and earn revenues.

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

Stage II: Development of our business operations is based upon our receipt of the net funds from our offering of approximately $49,200. We have not commenced the majority of milestones set forth in Stage II of our Plan of Operation as a result of our not having the funds from the offering. In the event we do not receive the funds from the offering, then we will be in a position to continue with the operations of Musician’s Exchange, however no significant business will be accomplished until other equity or debt is raised, or in the unlikely event that our website as currently operational, generates sufficient revenues to incur additional advertising expenses.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, Daniel Van Ness, our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Van Ness, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We were incorporated in February of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) accumulated deficits of $26,193 from our inception through the period ended September 30, 2008, and (iii) we have a net loss of $26,193 from our inception through the period ended September 30, 2008.  We have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

We have no recent sales of unregistered securities.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on February, 4, 2008 through the period ended September 30, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders from the time of our inception through the period ended September 30, 2008.

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

Date: November 13, 2008