Form 10-K
period 2008-12-31
Musician's Exchange
filed 2009-03-31
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-149446

MUSICIAN’S EXCHANGE

(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1140 Lilac Charm Ave.
Las Vegas, Nevada	89183
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:   (702) 866-5838

Copies of Communications to:
Stoecklein Law Group
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $0.00 based on a share value of $0.10.

The number of shares of Common Stock, $0.001 par value, outstanding on March 26, 2009 was 850,000 shares.

MUSICIAN’S EXCHANGE
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2008

Index to Report
on Form 10-K

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	inability to raise additional financing;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “Musician’s”, “the Company”, and similar terms refer to Musician’s Exchange.

PART I

ITEM 1.                      BUSINESS

General Business Development

Musician’s Exchange is a development stage company incorporated in the State of Nevada in February of 2008. Musician’s Exchange is developing an Internet destination and marketplace in the United States and potentially, globally, for musicians. Musician’s Exchange is designed to be an ultimate website for musicians.  It will be a resource center with links to major and boutique musical companies.  Our site will also offer musicians a place to list gear they might have for sale or trade.  We will charge a small fee to list items.  This fee will include the posting of pictures and an item description, both provided by the seller.  These items will be listed until the seller requests to have the items removed.  We will also have a section dedicated to band listings.  Here bands can submit a brief description of their style or type of music, as well as a link to their website.  Our webmaster will collect these submissions and post them according to category.  Musician’s Exchange will charge a small one time fee for this service.  Musician’s Exchange will also allow outside companies to advertise on our website.  Musical companies and musical service organizations can submit banners to our webmaster for posting on different sections of our website.  We will base the charge for this service on size as well as location of where the banner is listed.

This site can be marketed by word of mouth, the posting of flyers at venues and stores as well as the distribution of business cards.  We can also direct market to existing band sites.  Musician’s Exchange will also develop a My Space page for additional networking.

We intend to utilize the power of the Internet to aggregate in a single location a network of industry participants and a comprehensive database of musician’s information to create an open marketplace that is local, regional, national, and global in nature. Because we commenced operations in February of 2008, we currently have no listings. By providing this digital marketplace, we intend to bring musicians, private sellers and other industry participants, such as vendors of musical products and services and national advertisers, together with purchase-minded consumers at the moment when these consumers are directly engaged in a search for musical products and services. We believe that upon completion of our operating model, we will provide significant benefits to musicians, dealers, private sellers and other industry participants by enabling them to advertise, interact and transact with a significant online consumer audience related to the musical world. We intend to provide significant benefits to consumers by giving them the tools they need to effectively navigate a large database of musical products and services oriented to any aspect of the music industry, thereby optimizing their ability to find musically oriented product or service of their choice in their chosen geographical area.

Our business model is built on multiple revenue streams from a variety of industry participants interested in marketing their services to our consumer audience. We intend to generate revenues primarily from listing fees, and fees for consumer and dealer services. In the future, we also intend to generate revenues from facilitating electronic commerce ("e-commerce") transactions, online used musical instruments auction-style trading services and national advertising.

During our initial month of formation we concentrated our energies on analyzing the viability of our business plan, and establishing our business model. Additionally, we are in the process of expanding our website, which upon completion will address the aspects of our business concept as set forth below. We commenced our business operations in February of 2008 through the posting of the initial page of our website (www.musiciansxchangeonline.com).

We are attempting to build Musician’s Exchange into an Internet Musical Classified Marketplace in addition to a comprehensive consumer information website. Our principal goal is to earn revenues by uniting all parties interested in the world of music online. In order to generate revenues during the next twelve months, we must:

1. Enhance our existing website – We believe that using the Internet for a musical marketplace and consumer information facility will provide us a base for operating our company. We registered the domain name www.musiciansxchangeonline.com, and have developed a preliminary website, where we expect to expand the site to be more comprehensive.

2. Develop and implement a marketing plan – Once we establish our presence on the Internet, we intend to devote our efforts to developing and implementing a plan to market our services to businesses related to the music industry. In order to promote our company and attract customers, we plan to advertise via the Internet in the form of banner ads, link sharing programs and search engine placements. We generated some revenues from musical related listings during 2008, however, additionally, during 2009 we expect to formalize and implement a marketing scheme to provide dealers and manufacturers an additional marketing outlet.

3. Develop and implement a comprehensive consumer information website – In addition to providing a consumer (buyers and sellers) and trade (dealers and manufacturers) a musical classified marketplace, we intend to develop a consumer information website. This consumer information website is intended to let musical shoppers research the most detailed music related information including buying and selling tips, musical instrument reviews, audio equipment pricing, finance programs, as well as tools for comparing audio equipment side by side.

Musician’s Exchange commenced its Website in February of 2008, and as a result of its recent commencement of business activities has limited start-up operations and generated limited revenues. Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

•	Formation of the company;
•	Creation of our initial website, www.musiciansxchangeonline.com;
•	Research of our competition;
•	Development of our business plan
•	Research of software to assist us in our anticipated website development; and
•	Establishment of listing criteria.

Musician’s Exchange is a recently established business, with temporary offices at 1140 Lilac Charm Ave., Las Vegas, Nevada. Our director, officer, and sole stockholder created the business as a result of his lifetime interest in musical instruments, bands, his affiliation with the audio and sound department at the Treasure Island Hotel Casino, Las Vegas, the aftermarket merchandising of musical accessories, and marketing. Although Musician’s Exchange may be involved in acquiring small accessory operations in the future, or other musical advertising websites, we have no intention of other forms of mergers or acquisitions.

Business of Issuer

We are developing an online musically oriented advertising platform, which is discussed below, to provide a method by which buyers and sellers of musical instruments are brought together in an efficient format to browse, buy and sell musical instruments and music scripts to a distinct and focused customer. The musical classified marketplace being developed by us will be designed to give music shoppers and sellers more control over the entire process of buying and selling musical products by providing detailed information to make an informed buying or selling decision. Upon completion of our website, Musician’s Exchange is intended to have a website which will be a fully automated, topically arranged, intuitive, and easy-to-use service that supports a buying and selling experience in which sellers list musically oriented products for sale and buyers provide offers on such products in a fixed-price format.

One stop at www.musiciansxchangeonline.com is intended to let shoppers of musical instruments, musical information, concert tickets, information on different music groups, video and audio equipment, etc., research online before making the actual purchase. We are designing our website, and shopping experience to let shoppers research detailed information including buying and selling tips, reviews, audio and video mechanical issues, as well as the ability to download certain types of music. Consumers will be able to list music oriented equipment on www.musiciansxchangeonline.com, making it available to a potentially large online audience of musically oriented buyers.

We intend to be an Internet destination and marketplace in the United States for buyers and sellers of musically oriented equipment and instruments, and for consumers seeking information regarding musically oriented products and services, such as concert information, band information, music writers, different musicians available for fill in, and information on musical instruments. We intend to utilize the power of the Internet to aggregate in a single location an extensive network of industry participants and a comprehensive database of musical information on all aspects of the music industry to create an open marketplace that is local, regional, national, and global in nature. By providing a digital marketplace, we will be able, upon full implementation, to bring music dealers, private sellers and other industry participants, such as vendors of any type of musical products and services and national advertisers, together with purchase-minded consumers at the moment when these consumers are directly engaged in a search for such products and services.

Based upon our business model, we intend to provide significant benefits to dealers, private sellers and other industry participants by enabling them to advertise, interact and transact with what we believe is a significant online consumer audience related to the music market.

We believe that our website, upon full implementation, will generate leads (potential buyers requesting a phone number, directions or an e-mail address) for dealers that allow them to precisely target purchasers of new and used musical instruments in a manner which is more effective than traditional media.

Our business model is being built on multiple revenue streams from a verity of industry participants interested in marketing their services to our consumer audience. We anticipate generating our revenues primarily from fees for consumer sales, dealer and consumer services. We also intend to generate revenues from facilitating musical e-commerce transactions, and eventually, online new and used musical auction-style trading services and national advertising.

Our objective is to build and maintain a superior online marketplace for facilitating transactions between buyers and sellers of musically oriented products and services. After developing a position in the market for our service, our main thrust of our strategy is to enhance our market position by growing our database of musically oriented products and service listings and sellers, our database of information regarding the music searching patterns of buyers, our network of dealers and the audience of users of our website.

Inefficiencies of Traditional Used Musical Equipment Buying and Selling Methods

This highly fragmented, intensely competitive distribution system has resulted in high customer acquisition costs. Dealers operate in highly localized markets, and the competition for consumers within these local markets has resulted in increased advertising and marketing costs that continue to place downward pressure on dealer profits. Traditional advertising and promotional methods are typically able to reach only consumers in a limited local or regional geographic area, thus confining the potential payback from advertising to a specific localized audience. Traditional mass advertising media, such as newspapers, radio or television, are also inefficient because they reach many consumers who are not in the musically oriented product and services market and they do not provide a means to target advertising to consumers who are likely to purchase musically oriented products and services based upon their individual preferences and interests. Moreover, the costs associated with traditional mass advertising typically rise every year, generally without attendant increases in the size or precision of the audience delivery.

For the consumer, the process of buying and selling a used musical instrument, or technologically audio specific equipment is generally viewed as an inefficient process. Although the purchase of music equipment is not one of the larger purchases made by most consumers, consumers historically have not had access in a single, centralized location to the information needed to research and evaluate purchasing decisions. In particular, many consumers express dissatisfaction with the traditional sources of musically oriented technologically specific information, such as newspaper classified advertisements or visits to a dealer, because these individual sources contain only a small percentage of the total universe of music equipment for sale in their local market. As a result, consumers must often make significant purchasing decisions and compromises with limited and incomplete information. At the time of equipment purchase, the consumer must also make decisions on, and deal with multiple parties to arrange for, other products and services such as financing, and installation and services, often with an insufficient number of options and inadequate available information.

Our Solution

We believe that by providing a marketplace on the Internet where buyers and sellers of musically oriented products and services can meet, negotiate and control their purchase decisions, we intend to have significantly improved the purchasing and selling process for both buyers and sellers. A powerful Internet marketplace can provide dealers, private sellers, vendors of music products and services and national advertisers an effective environment for reaching an economically and geographically diverse group of targeted consumers (ie buyers or sellers of music products) who have expressed an interest in musically oriented information by logging onto our website. Our website is being designed to provide consumers with a "one-stop" destination that incorporates all aspects of commerce and content related to the process for purchasing and selling musically oriented products and services.

Significant Benefits to Dealers

If we are able to structure our website the way we envision the website in our business plan, then we believe we will provide significant benefits to dealers such as:

•
Online Consumer Audience of Musically Oriented Products.  We believe that by offering dealers an online consumer audience of musically oriented shoppers that our website will provide dealers with access to a much larger and more geographically diverse consumer base than they can find through traditional, locally-oriented advertising and distribution channels.

•
Low Cost and Flexible Services.  We intend to provide dealer listings and advertisements in a cost-effective manner, frequently reducing per transaction costs associated with advertising musically oriented products and services. Our website is being designed so that basic used music product and services listings will be posted on our website without requiring binding contracts. Enhanced listings and other promotional products such as banner advertising will be able to be purchased for various fees, which depend on contract terms. We plan on developing a listing process and user-friendly software that will allow dealers to update their listings and make changes as often as they wish, a flexibility and convenience not found in traditional advertising dependent upon fixed publishing and advertising schedules. Dealers will be able to access their listings to make these changes 24 hours a day, seven days a week through a password-protected system, and these changes will be generally posted on our website within a few hours.

•
Ability to Target Musically Oriented Product and Services Purchasers.  We find the ability to target specific dealer listings and advertisements to users by geography and music equipment, make, model and pricing will enable our website to match demand for and supply musically oriented products and services information more efficiently than any traditional distribution channel. Upon our completion of acquiring a proprietary search engine and targeting, tracking and analysis software in the future, our website is anticipated to be able to display and monitor dealer listings and advertisements that are most likely to be of interest to a specific consumer based upon his or her search criteria and zip code. As a result, dealers may experience a level of marketing precision with Musician’s Exchange that is unavailable through traditional newspaper, radio and television advertising.

•
Wide Range of Listing and Advertising Products.  We are also planning on our website to have targeted listing and advertising products together with, customer-driven search tools and functionality to facilitate effective presentation and matching of a dealer's inventory and services with the desired features and criteria of prospective buyers. In addition to posting basic music equipment and instrument listings on our website free of charge, dealers will be able to purchase a wide range of online listing and advertising products, including:

-	enhanced listings, which provide a more prominent presentation of a dealer's equipment similar to bold listings in the Yellow Pages;
-	inventory pages, which enable visitors to view a dealer's entire inventory of music equipment, one mouse click from any one of its equipment listings on our website;
-	website links, which enable visitors to our website to link through to the dealer's own website;
-
website design and hosting, which provide dealers with their own prominently listed Internet address in the www.musiciansxchangeonline.com Dealer Directory for maximum exposure and a searchable music equipment inventory database;

-
banner advertising, which displays a dealer's advertisement on a Web page as it is being viewed by a potential buyer determined by search criteria, including geography and equipment year, make, model and pricing.

•
Access to Database of Consumer Buying Trends.  Based upon the design of the software we are reviewing, we will also be able to collect, filter and report to dealers usable information on the shopping habits of music instrument and music equipment purchasers in a dealer's region. Additionally, we would provide dealers with monthly usage tracking reports with information on the number of items listed on our website by a dealer, the number of times a dealer's listings are presented on a search results page and the number of leads sent to a dealer to aid dealers in further targeting their product offerings in their markets.

•
Open, Non-Exclusive Marketplace. Our business plan takes into account that we may as a neutral intermediary that facilitates the interaction and exchange of information between dealers and potential equipment purchasers, rather than competing with the dealers directly by taking title to such music instruments and equipment and then selling the music instruments and equipment to users of our website. Dealers listing their equipment on our website are not precluded from also listing their products on other websites or through more traditional advertising methods. As a result, we will offer dealers a non-exclusive channel to target potential buyers without having to compete with us in the process. Furthermore, unlike many of our competitors, we would not compel dealers to follow specific marketing rules or policies such as "no haggle prices." By enabling all types of dealers and styles of selling to participate in our open marketplace, we would make it easy for dealers to include Musician’s Exchange in their marketing mix.

Significant Benefits to Consumers

•
Flexible, Customer-Driven Search Process.  Our website is intended to employ a specialized search engine, which will allow consumers to quickly, conveniently and easily navigate through our listings of new and used music instruments and equipment to locate products that match their specific search criteria, including variables such as make, model, price and geographic location. Once a consumer finds the product or service, the consumer will be provided with the seller's or provider’s contact information as well as links to a wide range of detailed information about the product or service, including specifications, ratings, retail and trade-in values and review by industry experts. We are planning the website to also feature a decision guide software, which will help our users choose the product or service that is right for them. By completing a simple "Custom Search" question-and-answer form, users will be guided to products and services that match their desires and needs. In addition, the website would also enable consumers to review music-related products and services easily from category to category (e.g. from music instruments to audio/video equipment) without needless backtracking. Moreover, the consumer data captured by our database would enable us to provide customized advertising messages to consumers that may be based, for example, on the category of inquiries they have made.

•
Convenient and Efficient Shopping Experience. Our website, upon completion, is intended to provide a "one-stop" shopping environment that can significantly enhance the ongoing relationship between sellers and buyers by allowing consumers to select products and services and obtain musically oriented information conveniently in the privacy of their home or office. The website will also create a direct connection between the consumer and the relevant dealer or private seller by providing the consumer with contact information such as an e-mail address, telephone number and map with directions. Consumers will be able to obtain online access, at no charge, to the proposed comprehensive, up-to-date information on our website that they need to make an informed purchase decision. Information about equipment models and options, dealer costs, technological audio/video information, new and used equipment values and reviews and articles from such sources as Sound and Vision Magazine (audio/visual equipment), Guitar Player Magazine, Piano Today, Harpa, Fiddler Magazine, and Virtual Instruments, will be collected in a centralized location, providing consumers with an objective, convenient and cost-effective means to make informed purchase decisions.

•
Availability of Music Products and Services. Traditionally, consumers have been dependent on dealers and third-party vendors for music products and services, such as music stores. Our website is intended to offer consumers convenient access to and online connectivity with a comprehensive range of these services. In addition, we are anticipating aftermarket service offerings in the areas of repairs and maintenance by offering links to providers of these services for musicians within a consumer's chosen geographic area as well as third-party reviews and editorial content.

•
Private Seller Listings. We will also serve consumers by enabling them, as private sellers, to list their used equipment for sale on our website at minimal charge. With this listing option, private sellers make their listings available to a potentially large and geographically diverse number of potential buyers. In addition, private sellers would benefit from the ability of our website to more effectively target consumers in their geographic area than more traditional media.

Significant Benefits to Other Industry Participants

•
Vendors of Music Instruments and Equipment Products and Services. We anticipate providing vendors of music instruments and equipment products and services with access to a large and growing number of purchase-minded consumers who, in many instances, may require financing, repairs, or merely direction regarding such products and services. Consumers seeking musically oriented information are also often interested in, or may be specifically researching, information regarding competitive providers for their current music products and services. Vendors of such products and services may be able to benefit from the ability of our database and software to direct their advertised products to a targeted consumer audience, which may provide them with a competitive advantage and an opportunity to increase their product sales.

•
National Advertisers. By utilizing the wide range of targeted marketing offerings of Musician’s Exchange, national advertisers may be able to gain exposure to a targeted group of music purchase-minded consumers at the moment when these consumers are directly engaged in a search for information regarding musically oriented products and services on our website. We intend to establish national advertising accounts with the music and audio and video industry, however at this time no such contact has been established.

COMPETITIVE ADVANTAGES

In terms of the number of dealers, private sellers and used music instrument and audio/video shoppers, we do not anticipate an ability to create a competitive advantage over other well established sites for some time in the future. We have recently formed our corporate entity, and realize it may take several years to complete our business plan as discussed above.

STRATEGY

Our objective is to build and maintain an online marketplace for facilitating transactions between buyers and sellers of musically oriented products and services. We intend to accomplish our objective by pursuing the following strategic initiatives:

•	Enhance and Broaden Services, Relevant E-Commerce Offerings and Content Offerings

We anticipate offering products and services such as expanded advertising and promotional opportunities, forms of enhanced listings, dealer website services, additional finance, aftermarket services and inspection and certification services, in addition to tracking where the trade shows are being conducted. We also plan to enhance and expand the selection criteria of our customer-driven search tools by allowing searches that include desired after purchase product levels, options and colors to pinpoint even more effectively the products of the consumer's choice. We currently do not have the required software to provide for the type of searches we anticipate; however we have commenced the evaluation process.

We intend to work with leading musically oriented content providers, such as, Sound & Vision Magazine, Guitar Player Magazine, Virtual Instruments, Piano Today, Harpa, and Fiddler Magazine, to provide consumers with product reviews and editorials, expert advice and comparisons and other information. We intend to further integrate these content offerings with our search and purchase functions by deploying new enhanced versions of our website thereby further establishing ourselves as a comprehensive, independent destination for music information and encouraging repeat user visits. Additionally, we intend to broaden the resources available to consumers by developing relationships with other leading music content providers.

•	Increase Brand Awareness and Consumer Traffic

   We believe that building consumer and dealer awareness of the Musician’s Exchange brand and the products and services that we intend to offer is critical to our effort to build an Internet marketplace destination for music instrument and equipment buying and selling and obtaining information regarding music products and services. We intend to focus our consumer marketing efforts primarily on online advertising with selected high traffic Internet portals and websites. Our strategy is to further increase our brand awareness and website traffic through advertising efforts encompassing online advertising methods and appearing at select trade shows for musicians.

•	Leverage Our Business Model

Our business model revolves around facilitating the interaction between buyers and sellers of music related products and services. By combining an expansion of consumer traffic to our website with an expansion of the size and information content of our listing database, we expect to continue to experience rapid growth in the generation of leads for sellers and other industry participants. Unlike many of our competitors, we are developing a scalable business model characterized by multiple revenue streams, a significant portion of which are recurring in nature:

-	subscription and advertising fees from dealer services;
-	revenue from facilitating music e-commerce transactions (such as financing, repairs and aftermarket products);
-	fees from our online equipment, auction-style trading services where we intend to utilize websites such as those operated by eBay; and
-	fees from national advertising programs, promotions and services.

Services to Consumers

We intend to offer consumers a "one-stop" shopping website with all of the information and tools a consumer needs to cover each step of the musicians shopping or selling process.

Music Equipment Search, Selection and Listing.

Our proposed website will make the music equipment and instrument search, selection and listing process easy by providing a searchable database of instruments and equipment listings, a user-friendly online instruments and equipment listing form and access to an auction-style website and a new instrument and equipment website. More specifically, we intend to provide consumers with the following services:

•
Searchable Used Music Instrument and Equipment Listings. Search our listings database by make, model, year, price and geographic location and obtain contact information such as e-mail addresses, telephone numbers and maps with directions.

•	"Sell a Music Instrument" Service. List a used music instrument on our website at minimal cost by completing our online form

•
Product Information and Consumer Tools.  Our website will help consumers select the right music audio and visual equipment for them based upon their individual preferences, price parameters and financial condition. We intend to provide consumers with expert reviews and advice relating to the music market. More specifically, we anticipate providing consumers with the following services:

o
Decision Guide. Complete a simple "Custom Search" question-and-answer form in our interactive decision guide to find out which piece of audio/visual equipment best fits the consumer's desires, needs and budget.

o
Equipment Reviews and Comparisons. Review audio and visual equipment content materials from such leading content providers as Sound and Vision Magazine (audio/visual equipment), Guitar Player Magazine, Piano Today, Harpa, Fiddler Magazine, and Virtual Instruments to find product reviews and buying and selling tips.

o
Pricing Guides. Obtain used equipment pricing information to learn what price the consumer should pay for a piece of equipment or what price the consumer should ask for his or her used piece of equipment.

Services to Other Industry Participants

We intend to offer other industry participants the following services on our website:

o
E-Commerce.  We intend to provide musical instrument and audio/visual equipment manufacturers and other vendors of related products and services the ability to reach purchase-minded, or service minded consumers on our website in order to capture sales opportunities for which we receive commissions and advertising fees.

Aftermarket Goods and Services

Advertising. If we are successful with our website, we intend to provide national and regional industry participants, who sell aftermarket goods and services, with an effective, efficient and accessible website on which to promote their products and services.

Technology

In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software, such as that provided by SAS. The system will be required to maintain operational data records regarding dealers, musical instrument and equipment listings and leads generated by our listings and e-commerce partners. The system will also be required to handle other aspects of the new and used musical equipment shopping process, including providing dealer contact information and submitting insurance, warranty and finance inquiries, as well as other inquiries and information, to various vendors.

The system will be required to have the capability to provide dealers, advertisers and vendors with online access to information relevant to their business. For example, these vendors should be able to access a Musician’s Exchange extranet (Dealers.musiciansexchange.com) to manage their new and used music equipment inventory by adding, modifying or updating their listings, as well as uploading pictures of such music instruments and equipment.

Our operations will be required to provide website services 24 hours a day, seven days a week with occasional short interruptions due to maintenance or system problems, such as power failures or router failures. We will be required to have two website hosting operations for redundancy and load distribution, with two separate locations. Both of these hosting facilities will be required to be state-of-the-art with multiple redundancies for power and network components. Additionally, at each facility, our systems will be required to have redundant units such as multiple Web servers and databases.  These systems are expensive and cause us a capital outlay which we currently do not have.

Competition

Each of our musician’s listing services, musically oriented products and services and content offerings competes against a verity of Internet and offline providers. Barriers to entry on the Internet are relatively low; however, most other websites do not currently offer our proposed unique blend of extensive listings, music products and services and relevant content offerings. We anticipate facing significant competition in the future from new websites that offer the same emphasis on musically oriented listings and services and existing websites that introduce competing services.

Intellectual Property & Proprietary Rights

Upon completion of our website, we will regard substantial elements of our website and underlying technology as proprietary and attempt to protect them by relying on trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. We currently do not have any technology we consider proprietary, as we are currently in our development stage.

Employees

We are a development stage company and currently have only one part-time employee, Daniel R. Van Ness, who is also our sole officer and director. We look to Mr. Van Ness for his entrepreneurial skills and talents. It is Mr. Van Ness who provided us our business plan. For a discussion of Mr. Van Ness’s experience, please see “Director, Executive Officers, Promoters and Control Persons.” Initially Mr. Van Ness will coordinate all of our business operations. Mr. Van Ness has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

Mr. Van Ness is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, and developing our business plan and overseeing the technological aspects of our business, including the analysis of various software companies capable of generating the type of software we require.

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

We were incorporated in February of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated revenues of $2,594, (ii) accumulated deficits of $31,990 from our inception through the period ended December 31, 2008, and (iii) we have a net loss of $31,990 from our inception through the period ended December, 2008.  We have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We currently maintain an office at 1140 Lilac Charm Ave., Las Vegas, Nevada. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. Van Ness, our sole officer and director, and our full time employee provides us his home in which we conduct business on our behalf. Mr. Van Ness does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not require personnel other than Mr. Van Ness to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3.                      LEGAL PROCEEDINGS

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Musician’s did not submit any matters to vote of its stockholders during the year ended December 31, 2008.

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

We intend to file for inclusion of our common stock on the Over-the-Counter Bulletin Board; however, there can be no assurance that FINRA will approve the inclusion of the common stock. Prior to the date of this report, our common stock was not traded.

Inclusion on the OTC Bulletin Board permits price quotations for our shares to be published by that service.  Although we have submitted an application to a market maker for the OTC Bulletin Board, we do not anticipate our shares to immediately be traded in the public market. Also, secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application submitted to a market maker for the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities.  There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market.  Also, there can be no assurance that a public trading market will develop in the future or, if such a market does develop, that it can be sustained.

Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholder to trade their shares in a particular state may be subject to various rules and regulations of that state.  A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.  Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of March 26, 2009, we had approximately 2 stockholders of record of the 850,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends upon our common stock in the foreseeable future.

We have never declared or paid any cash dividends. We currently do not intend to pay cash dividends in the foreseeable future on the shares of common stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;
•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2008.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      PLAN OF OPERATION

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

Since our inception on February 4, 2008 through December 31, 2008, we have generated $2,594 in revenues and have incurred a net loss of $31,990.

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

Revenue Recognition

The Company's revenues are anticipated to be derived from multiple sources. Dealer services revenues are to be derived from a range of promotional services, including banner advertising, inventory pages, tiles, enhanced listings and links to the dealer's own Web site. Dealers will also be able to purchase a stand-alone Web site with their own Internet address and searchable used musical equipment inventory for an initial non-refundable set-up fee plus a monthly maintenance fee. Revenues from these services will be recognized ratably over the period in which the service is provided. The set-up fees from dealer contracts will be recognized ratably over the period in which the service is provided, generally a year. Advertising revenues are anticipated to be generated from short-term contracts in which the Company typically guarantees for a fixed fee a minimum number of impressions, or times that an advertisement appears in pages viewed by the users. These revenues are recognized ratably over the term of the agreement, provided that the amount recognized does not exceed the amount that would be recognized based upon actual impressions delivered. E-commerce revenues are derived from boating vendors such as insurance, warranty and finance companies and boating aftermarket retailers who will be able to market their services on the Company's Web site or integrate their product with the Company's Web site. Such revenues will generally be derived from specific traffic referrals or transaction leads that originate on the Company's Web site and would be recognized as such referrals and leads are directed to the vendor's product.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure-only alternative of FAS No. 123R, “Accounting for Stock-Based Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123R.

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

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The Company does not expect the adoption of FSP FAS 142-3 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-15 of this Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).             CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, Daniel Van Ness, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, Mr. Van Ness concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.                   OTHER INFORMATION

None.

PART II

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole member of our Board of Directors serves without compensation until the next annual meeting of stockholders, or until his successor has been elected. The officers serve at the pleasure of the Board of Directors. At present, Daniel R. Van Ness is our sole officer and director. Information as to the director and executive officer is as follows:

Name	Age	Title
Daniel R. Van Ness	34	President, Secretary/Treasurer, Director

Duties, Responsibilities and Experience

Daniel R. Van Ness. Age 34, President, Secretary/Treasurer, Director and founder of Musician’s Exchange from February 4, 2008 to present. Mr. Van Ness currently does not spend more than 30 hours per month on Musician’s Exchange business. From 1992 to present Mr. Van Ness was, and still is, involved in the entertainment business. Mr. Van Ness has been involved in the musical world throughout his working career and is the founder of Musician’s Exchange, combining both his musical experience and advertising and marketing experience. Mr. Van Ness holds a B.A. in Broadcast Production from Minot State University.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  The Company does not currently have a written audit committee charter or similar document.

We have no financial expert.  We believe the cost related to retaining a financial expert at this time is prohibitive.  Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only three officers and two directors operating as the management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our Board of Directors performs some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks.  The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future.  In selecting a nominee for director, the Board or management considers the following criteria:

1.
whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2008, the Company received no recommendation for Directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  1140 Lilac Charm Ave, Las Vegas, Nevada 89183.

ITEM 11.                    EXECUTIVE COMPENSATION

Summary Compensation

During the year ended December 31, 2008, Mr. Van Ness, our Principal Executive Officer received compensation in the amount of $2,800 for his services as sole officer and director of the Company.

Future Compensation

Mr. Van Ness has agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consisted of one member during the year ended December 31, 2008. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 26, 2009 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership before the offering for the following table is based on 850,000 shares of common stock outstanding.

Security Ownership of Management

Name of Beneficial Owner	Number Of Shares	Percent Beneficially Owned
Daniel R. Van Ness	750,000	89%
Stoecklein Law Group	100,000	11%
All Directors, Officers and Principle Stockholders as a Group	850,000	100%

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this filing.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

The Company utilizes office space provided at no cost from Mr. Van Ness, our sole officer and director. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During February of 2008, Mr. Van Ness received 750,000 shares of common stock, at a price of $0.01 per share as a founder of Musician’s Exchange. Mr. Van Ness is the sole officer, director, stockholder, and promoter of Musician’s Exchange and developed the website and business plan. The proceeds from the sale of the shares to Mr. Van Ness, $7,500, constituted the initial cash capitalization of the company.

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2008 was $7,500.

(2) AUDIT-RELATED FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C., for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements for the fiscal year 2008 was $-0-.

(3) TAX FEES

The aggregate fees billed by Lawrence Scharfman & Co., CPA P.C. for professional services rendered by the principal accountant for the fiscal year 2008 was $-0-, respectively.

(4) ALL OTHER FEES

There were no other fees to be billed by Lawrence Scharfman & Co., CPA P.C. for the fiscal year 2008 other than the fees described above.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Musician’s Exchange		SB-2		3(i)(a)	2/29/08
3(ii)(a)	Bylaws of Musician’s Exchange		SB-2		3(ii)(a)	2/29/08
10.1	Subscription Agreement		SB-2		10.1	2/29/08
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSICIAN’S EXCHANGE

By: /S/Daniel R. Van Ness
       Daniel R. Van Ness, President

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Daniel R. Van Ness	President, Treasurer, Secretary Director	March 30, 2009
Daniel R. Van Ness

/s/Daniel R. Van Ness	Principal Executive Officer	March 30, 2009
Daniel R. Van Ness

/s/Daniel R. Van Ness	Principal Accounting Officer	March 30, 2009
Daniel R. Van Ness

MUSICAN’S EXCHANGE

INDEX TO FINANCIAL STATEMENTS

FOR THE PERIOD FEBRUARY 4, 2008 TO DECEMBER 31, 2008

LAWRENCE SCHARFMAN & CO CPA PC
CERTIFIED PUBLIC ACCOUNTANTS

18 E Sunrise Highway	7104 Corning Circle
Freeport, NY 11520	Boynton Beach, FL 33437
Tel:516-771-5900	Tel:561-733-0296
Fax:516-771-2598	Fax:561-740-0613

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Musician’s Exchange
1140 Lilac Charm Avenue
Las Vegas, NV 89183

We have audited the accompanying balance sheet of Musician’s Exchange as of December 31, 2008 and the related statement of operations, stockholders equity (deficit) and cash flows for the period February 4, 2008 through December 31, 2008.

These statements are the responsibility of Company's Management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The company has had difficulty in generating sufficient cash flow to meet its obligations, and is dependent on management's ability to develop profitable operations. These factors, among others may raise substantial doubt about their ability to continue as a going concern.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Musician’s Exchange as of December 31, 2008 and the related statement of operations, stockholders equity (deficit) and cash flows for the period February 4, 2008 to December 31, 2008 in conformity with generally accepted accounting principles.

/S/ Lawrence Sharfman, CPA
Lawrence Scharfman, CPA

Boynton Beach, Florida
March 30, 2009

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31,
2008
ASSETS

Current assets:
Cash	$840
Inventory	1,315
Total current assets	2,155

Total assets	$2,155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	4,000
Accounts payable - related party	11,527
Notes payable - related party	1,118
Total current liabilities	16,645

Total liabilities	16,645

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 850,000 shares issued and outstanding	850
Additional paid-in capital	16,650
(Deficit) accumulated during development stage	(31,990)
Total stockholders' equity (deficit)	(14,490)

Total liabilities and stockholders' equity (deficit)	$2,155

See Accompanying Notes to Financial Statements

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

February 4, 2008
(inception) to
December 31,
2008

Revenue	$2,594

Cost of goods sold	2,380

Gross profit (loss)	214

Operating expenses:
General and administrative	377
Executive compensation	2,800
Professional fees	7,500
Professional fees - related party	21,527
Rent	-

Total operating expenses	32,204

(Loss) before provision for income taxes	(31,990)

Provision for income taxes	-

Net (loss)	$(31,990)

Weighted average number of common shares	845,181
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$(0.04)

See Accompanying Notes to Financial Statements

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

						Deficit
						Accumulated	Total
					Additional	During	Stockholders'
	Preferred Shares		Common Shares		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)
February 4, 2008
Issuance of common stock for cash on organization of the Company	-	$-	750,000	$750	$6,750	$-	$7,500

February 20, 2008
Issuance of common stock for professional fees	-	-	100,000	100	9,900	-	10,000

Net loss for the period February 4, 2008 (inception) through December 31, 2008	-	-	-	-	-	(31,990)	(31,990)

Balance, December 31, 2008	-	$-	850,000	$850	$16,650	$(31,990)	$(14,490)

See Accompanying Notes to Financial Statements

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

February 4, 2008
(inception) to
December 31,
2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(31,990)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	10,000
Changes in operating assets and liabilities:
(Increase) in inventory	(1,315)
Increase in accounts payable	4,000
Increase in accounts payable - related party	11,527

Net cash used in operating activities	(7,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	7,500
Proceeds from notes payable - related party	1,555
Payments to notes payable - related party	(437)

Net cash provided by financing activities	8,618

NET CHANGE IN CASH	840

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$840

SUPPLEMENTAL INFORMATION:
Interest paid	$-
Income taxes paid	$-

Non-cash activities:
Number of shares issued for services	100,000

See Accompanying Notes to Financial Statements

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on February 4, 2008 (Date of Inception) under the laws of the State of Nevada, as Musician’s Exchange. The Company developed its business plan over the period commencing with February 4, 2008 and ending on December 31, 2008.  In February of 2008, the Company created its initial website and posted the website to the Internet.

The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Nature of operations
Musician’s Exchange is developing an Internet destination and marketplace in the United States and potentially, globally, for musicians. Musician’s Exchange is designed to be the ultimate website for musicians. It will be a resource center with links to major and boutique musical companies. The Company’s site will also offer musicians a place to list gear they might have for sale or trade. It will charge a small fee to list items. This fee will include the posting of pictures and an item description, both provided by the seller. These items will be listed until the seller requests to have the items removed. The Company will also have a section dedicated to band listings. Here bands can submit a brief description of their style or type of music, as well as a link to their website. Our webmaster will collect these submissions and post them according to category. Musician’s Exchange will charge a small one time fee for this service. Musician’s Exchange will also allow outside companies to advertise on our website. Musical companies and musical service organizations can submit banners to our webmaster for posting on different sections of our website. The Company will base the charge for this service on size as well as location of where the banner is listed.

This site can be marketed by word of mouth, the posting of flyers at venues and stores as well as the distribution of business cards. We can also direct market to existing band sites. Musician’s Exchange will also develop a My Space page for additional networking.

The Company intends to utilize the power of the Internet to aggregate in a single location a network of industry participants and a comprehensive database of musician’s information to create an open marketplace that is local, regional, national, and global in nature. Because we commenced operations in February of 2008, the Company currently has minimal listings. By providing this digital marketplace, we intend to bring musicians, private sellers and other industry participants, such as vendors of musical products and services and national advertisers, together with purchase-minded consumers at the moment when these consumers are directly engaged in a search for musical products and services. The Company believes that upon completion of our operating model, it will provide significant benefits to musicians, dealers, private sellers and other industry participants by enabling them to advertise, interact and transact with a significant online consumer audience related to the musical world. The Company intends to provide significant benefits to consumers by giving them the tools they need to effectively navigate a large database of musical products and services oriented to any aspect of the music industry, thereby optimizing their ability to find musically oriented product or service of their choice in their chosen geographical area.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company’s business model is built on multiple revenue streams from a variety of industry participants interested in marketing their services to our consumer audience. It intends to generate revenues primarily from listing fees, and fees for consumer and dealer services. In the future, we also intend to generate revenues from facilitating electronic commerce ("e-commerce") transactions, online used musical instruments auction-style trading services and national advertising.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Inventory
Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

Revenue Recognition
The Company's revenues are anticipated to be derived from multiple sources. Dealer services revenues are to be derived from a range of promotional services, including banner advertising, inventory pages, tiles, enhanced listings and links to the dealer's own Web site. Dealers will also be able to purchase a stand-alone Web site with their own Internet address and searchable used musical equipment inventory for an initial non-refundable set-up fee plus a monthly maintenance fee. Revenues from these services will be recognized ratably over the period in which the service is provided. The set-up fees from dealer contracts will be recognized ratably over the period in which the service is provided, generally a year. Advertising revenues are anticipated to be generated from short-term contracts in which the Company typically guarantees for a fixed fee a minimum number of impressions, or times that an advertisement appears in pages viewed by the users. These revenues are recognized ratably over the term of the agreement, provided that the amount recognized does not exceed the amount that would be recognized based upon actual impressions delivered. E-commerce revenues are derived from boating vendors such as insurance, warranty and finance companies and boating aftermarket retailers who will be able to market their services on the Company's Web site or integrate their product with the Company's Web site. Such revenues will generally be derived from specific traffic referrals or transaction leads that originate on the Company's Web site and would be recognized as such referrals and leads are directed to the vendor's product.

Website Development Costs
Web site development costs for year ended December 31, 2008, were minimal, and were covered by the Company’s founder, who received 7,500,000 shares of common stock at a value of $0.01 or $7,500, which included the founders business plan, business concept, and website. Effective February 2008, the Company adopted a policy that any software-related costs of Websites will be capitalized in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and amortized over their estimated useful life. Costs related to routine Web site maintenance are expensed as incurred.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses as of December 31, 2008.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and has adopted the disclosure-only alternative of FAS No. 123R, “Accounting for Stock-Based Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123R.

Earnings per share
The Company follows Statement of Financial Accounting Standards No. 128. “Earnings Per Share” (“SFAS No. 128”). Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 16, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2008, no income tax expense has been incurred.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recent pronouncements

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

Recent pronouncements (continued)

FSP FAS 142-3
In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The Company does not expect the adoption of FSP FAS 142-3 will have a material impact on its financial condition or results of operation.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

EITF 03-6-1
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on its financial condition or results of operation.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan, setting up its internet website, and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from February 4, 2008 (inception) through the period ended December 31, 2008 of ($31,990). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 – INVENTORY

Inventories consist of the following at December 31, 2008:

December 31, 2008
Finished goods	$1,315
$1,315

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Notes payable consists of the following at December 31, 2008:

December 31, 2008
Note payable to a shareholder, unsecured, 0% interest, due upon demand	$1,000

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	118

$1,118

Interest expense for the period of February 4, 2008 (inception) through December 31, 2008 was $0.

NOTE 5 – INCOME TAXES

At December 31, 2008, the Company had a federal operating loss carryforward of $20,990, which begins to expire in 2028.

The provision for income taxes consisted of the following components for the years ended December 31, 2008:

2008
Current:
Federal	$-
State	-
Deferred	-
$-

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2008:

2008
Deferred tax assets:
Net operating loss carryforward	$7,347
Total deferred tax assets	7,347
Less: Valuation allowance	(7,347)
Net deferred tax assets	$-

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The valuation allowance for deferred tax assets as of December 31, 2008 was $7,347.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2008 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2008:

2008
Federal statutory rate	(35.0)%
State taxes, net of federal benefit	(0.00)%
Change in valuation allowance	35.0%
Effective tax rate	0.0%

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

As of December 31, 2008, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of December 31, 2008, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

In February 4, 2008, the Company issued its sole officer of the Company 750,000 shares of its $0.001 par value common stock at a price of $0.01 per share for a total amount raised of $7,500 in exchange for the founding officer's business plan, business concept, and website.  (See Note 6)

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

During the period of February 4, 2008 (inception) through December 31, 2008, the Company’s sole officer and director received cash of $2,800 which is considered compensation.

On August 1, 2008, the Company received inventory valued at cost of $500 from its sole officer and director of the company which was considered a loan.    On December 1, 2008, the Company received inventory valued at cost of $55 from its sole officer and director of the company which was considered a loan.  As of December 31, 2008, the Company paid $437 toward the loan and the remaining balance of the loan is $118.  (See Note 4)

On August 7, 2008, the Company received cash of $1,000 from a shareholder of the company which was considered a loan.  (See Note 4)

As of December 31, 2008, the Company had accounts payable of $10,600 due to an entity who is a shareholder of the Company.  This entity provides legal services to the Company.

As of December 31, 2008, the Company had accounts payable of $927 due to an entity who is owned and controlled by a shareholder of the Company.  This entity provides EDGAR services to the Company.