Form 10-Q
period 2009-03-31
Musician's Exchange
filed 2009-05-20
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-149446

MUSICIAN’S EXCHANGE
(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1140 Lilac Charm Ave.
Las Vegas, NV	89183
(Address of principal executive offices)	(Zip Code)

(702) 866-5838
(Registrant’s telephone number, including area code)

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on May 14, 2009, was 850,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$448	$840
Inventory	1,621	1,315
Total current assets	2,069	2,155

Total assets	$2,069	$2,155

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	8,000	4,000
Accounts payable - related party	16,527	11,527
Notes payable - related party	1,055	1,118
Total current liabilities	25,582	16,645

Total liabilities	25,582	16,645

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 850,000 and 850,000 shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	850	850
Additional paid-in capital	16,650	16,650
(Deficit) accumulated during development stage	(41,013)	(31,990)
Total stockholders' equity	(23,513)	(14,490)

Total liabilities and stockholders' equity	$2,069	$2,155

See Accompanying Notes to Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the
	three months	February 4, 2008	February 4, 2008
	ended	(inception) to	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue	$1,413	$-	$4,007

Cost of goods sold	1,260	-	3,640

Gross profit	153	-	367

Operating expenses:
General and administrative	176	273	553
Executive compensation	-	-	2,800
Professional fees	4,000	2,500	11,500
Professional fees - related party	5,000	10,000	26,527

Total operating expenses	9,176	12,773	41,380

(Loss) before provision for income taxes	(9,023)	(12,773)	(41,013)

Provision for income taxes	-	-	-

Net (loss)	$(9,023)	$(12,773)	$(41,013)

Weighted average number of common shares	850,000	821,930
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.02)

See Accompanying Notes to Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	February 4,	February 4,
	three months	2008	2008
	ended	(inception) to	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(9,023)	$(12,773)	$(41,013)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
(Increase) in inventory	(306)	(503)	(1,621)
Increase in accounts payable	4,000	-	8,000
Increase in accounts payable - related party	5,000	-	16,527

Net cash (used) in operating activities	(329)	(3,276)	(8,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	7,500	7,500
Proceeds from notes payable - related party	337	-	1,892
Payments to notes payable - related party	(400)	-	(837)

Net cash (used) provided by financing activities	(63)	7,500	8,555

NET CHANGE IN CASH	(392)	4,224	448

CASH AT BEGINNING OF YEAR	840	-	-

CASH AT END OF YEAR	$448	$4,224	$448

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	100,000	100,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the period February 4, 2008 (inception) to December 31, 2008 and notes thereto included in the Company’s 10-K filed on  March 31, 2009. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Note 2 – Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $41,013 for the period from February 4, 2008 (inception) to March 31, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company will seek equity and/or debt financing.  If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful.  Without sufficient financing, it is unlikely for the Company to continue as a going concern.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 3 – Recent Accounting Pronouncements

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 4 - Inventory

Inventories consist of the following at March 31, 2009:

March 31, 2009
Finished goods	$ 1,621
$ 1,621

Note 5 – Notes Payable

Notes payable consists of the following at March 31, 2009:

March 31, 2009
Note payable to a shareholder, unsecured, 0% interest, due upon demand	$ 1,000

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	55

$ 1,055

Note 6 – Stockholders’ Equity

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

As of March 31, 2009, there have been no other issuances of common stock.

Note 7 – Warrants and Options

As of March 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Since our inception on February 4, 2008 through March 31, 2009, we have generated $4,007 in revenues and have incurred a net loss of $41,013. For the three months ended March 31, 2009, we generated $1,413 in revenues and incurred a net loss of $9,023.

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

After the offering, we will require additional funds to maintain and expand our operations as referenced in our Stage III of our business plan. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our stockholders.  At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $100,000 of the funds earmarked in Stage III, we would be unable to significantly expand our advertising to levels under Stage III. Alternatively, we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations. There is still no assurance that, even with the funds from the current offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2009 compared to December 31, 2008.

	March 31, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$2,069	$2,155	$(86)	(4%)

Current Liabilities	25,582	16,645	8,937	54%

Working Capital (deficit)	$(23,513)	$(14,490)	$(38,003)	(262%)

Liquidity is a measure of a company’s ability to meet potential cash requirements.  We have historically met our capital requirements through the issuance of stock, by borrowings, and through sales-generated revenue.  In the future, we anticipate we will be able to provide the necessary liquidity we need by the revenues generated from the sales of our products.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

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

We were incorporated in February of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated revenues of $4,007, (ii) accumulated deficits of $41,013 from our inception through the period ended March 31, 2009, and (iii) we have a net loss of $41,013 from our inception through the period ended March 31, 2009.  We have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees.

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

Since a single stockholder, upon completion of the recently filed offering, will beneficially own the majority of our outstanding common shares, that single stockholder will retain the ability to control our management and the outcome of corporate actions requiring stockholder approval notwithstanding the overall opposition of our other stockholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might negatively impact the value of your common shares.

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

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form S-1 (File No. 333-149446), related to our initial public offering, was declared effective by the SEC on April 10, 2008.  A total of 550,000 shares of common stock were registered with the SEC with an aggregate offering price of $55,000.  All of these shares were registered on our behalf.  On April 7, 2009, we filed a Prospectus Supplement with the SEC to extend the termination date of the offering for an additional twelve (12) months, terminating on April 7, 2010.  As of the date of this filing the Company has not sold any shares under the registration statement.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on February, 4, 2008 through the period ended March 31, 2009.

Item 3.                             Defaults Upon Senior Securities.

None.

Item 4.                             Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders from the time of our inception through the period ended March 31, 2009.

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

Date: May 20, 2009