Form 10-Q
period 2009-06-30
Musician's Exchange
filed 2009-08-07
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-149446

MUSICIAN’S EXCHANGE
(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1140 Lilac Charm Ave., Las Vegas, NV	89183
(Address of principal executive offices)	(Zip Code)

(702) 400-4863
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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on August 3, 2009, was 850,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$198	$840
Inventory	1,538	1,315
Total current assets	1,736	2,155

Total assets	$1,736	$2,155

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	10,000	4,000
Accounts payable - related party	26,550	11,527
Notes payable - related party	1,055	1,118
Total current liabilities	37,605	16,645

Total liabilities	37,605	16,645

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 850,000 and 850,000 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	850	850
Additional paid-in capital	16,650	16,650
(Deficit) accumulated during development stage	(53,369)	(31,990)
Total stockholders' equity	(35,869)	(14,490)

Total liabilities and stockholders' equity	$1,736	$2,155

See Accompanying Notes to Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the
	three months	three months	six months	February 4, 2008	February 4, 2008
	ended	ended	ended	(inception) to	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenue	$545	$-	$1,958	$-	$4,552

Cost of goods sold	493	-	1,753	-	4,133

Gross profit	52	-	205	-	419

Operating expenses:
General and administrative	385	17	561	290	938
Executive compensation	-	-	-	-	2,800
Professional fees	2,000	2,800	6,000	2,800	13,500
Professional fees - related party	10,023	1,000	15,023	13,500	36,550

Total operating expenses	12,408	3,817	21,584	16,590	53,788

(Loss) before provision for income taxes	(12,356)	(3,817)	(21,379)	(16,590)	(53,369)

Provision for income taxes	-	-	-	-	-

Net (loss)	$(12,356)	$(3,817)	$(21,379)	$(16,590)	$(53,369)

Weighted average number of common shares	850,000	850,000	850,000	839,189
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.03)	$(0.02)

See Accompanying Notes to Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the
	six months	February 4, 2008	February 4, 2008
	ended	(inception) to	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(21,379)	$(16,590)	$(53,369)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
(Increase) in inventory	(223)	(1,341)	(1,538)
Increase in accounts payable	6,000	1,000	10,000
Increase in accounts payable - related party	15,023	-	26,550

Net cash (used) in operating activities	(579)	(6,931)	(8,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	7,500	7,500
Proceeds from notes payable - related party	337	-	1,892
Payments to notes payable - related party	(400)	-	(837)

Net cash (used) provided by financing activities	(63)	7,500	8,555

NET CHANGE IN CASH	(642)	569	198

CASH AT BEGINNING OF YEAR	840	-	-

CASH AT END OF YEAR	$198	$569	$198

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	100,000	100,000

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

Note 2 – Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $53,369 for the period from February 4, 2008 (inception) to June 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Inventory

Inventories consist of the following at June 30, 2009:

June 30, 2009
Finished goods	$ 1,538
$ 1,538

Note 5 – Notes Payable

Notes payable consists of the following at June 30, 2009:

June 30, 2009
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

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

As of June 30, 2009, there have been no other issuances of common stock.

Note 7 – Warrants and Options

As of June 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Since our inception on February 4, 2008 through June 30, 2009, we have generated $4,552 in revenues and have incurred a net loss of $53,369. For the three and six months ended June 30, 2009, we generated $545 and $1,958 in revenues and incurred a net loss of $12,356 and $21,379.

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

We filed an S-1 registration statement to raise capital, and with those proceeds, we believe will allow us to grow, although, of course, we cannot provide any assurance that we will be able to grow as we currently anticipate.  The anticipated capital we expect to raise in the recently filed offering has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, the offering, travel expenses, working capital, and covering various filing fees and transfer agent fees.

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

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500, which has been achieved; (2) goals based upon our funding of $55,000 through the filing of an S-1 registration statement (declared effective by the SEC on April 10, 2008); and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2009 compared to December 31, 2008.

	June 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$1,736	$2,155	$(419)	(19%)

Current Liabilities	37,605	16,645	20,960	126%

Working Capital (deficit)	$(35,869)	$(14,490)	$21,379	148%

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

We were incorporated in February of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated revenues of $4,552, (ii) accumulated deficits of $53,369 from our inception through the period ended June 30, 2009, and (iii) we have a net loss of $21,379 for the six months ended June 30, 2009.  We have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on February, 4, 2008 through the period ended June 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders from the time of our inception through the period ended June 30, 2009.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Musician’s Exchange		S-1		3(i)(a)	2/29/08
3(ii)(a)	Bylaws of Musician’s Exchange		S-1		3(ii)(a)	2/29/08
10.1	Subscription Agreement		S-1		10.1	2/29/08
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSICIAN’S EXCHANGE
(Registrant)

By:/S/ Daniel Van Ness
      Daniel Van Ness, Chief Executive Officer
      (On behalf of the registrant and as
       principal financial officer)

Date: August 6, 2009