Form 10-Q
period 2009-09-30
Musician's Exchange
filed 2009-11-16
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on November 11, 2009, was 850,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$68	$840
Restricted cash	5,000	-
Accounts receivable - related party	280	-
Inventory	1,185	1,315
Total current assets	6,533	2,155

Total assets	$6,533	$2,155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	12,000	4,000
Accounts payable - related party	32,173	11,527
Advances due to related party	1,055	1,118
Total current liabilities	45,228	16,645

Total liabilities	45,228	16,645

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 850,000 and 850,000 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	850	850
Additional paid-in capital	16,650	16,650
Stock payable	5,000	-
Deficit accumulated during development stage	(61,195)	(31,990)
Total stockholders' deficit	(38,695)	(14,490)

Total liabilities and stockholders' deficit	$6,533	$2,155

See Accompanying Notes to Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the	For the	For the	Inception	Inception
	three months	three months	nine months	(February 4,	(February 4,
	ended	ended	ended	2008) to	2008) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenue	$515	$1,520	$2,473	$1,520	$5,067
Revenue - related party	280	-	280	-	280
Total revenue	795	1,520	2,753	1,520	5,347

Cost of goods sold	800	1,340	2,553	1,340	4,933

Gross profit (loss)	(5)	180	200	180	414

Operating expenses:
General and administrative	198	81	759	371	1,136
Executive compensation	-	-	-	2,800	2,800
Professional fees	2,000	2,000	8,000	5,500	15,500
Professional fees - related party	5,623	7,702	20,646	17,702	42,173

Total operating expenses	7,821	9,783	29,405	26,373	61,609

Loss before provision for income taxes	(7,826)	(9,603)	(29,205)	(26,193)	(61,195)

Provision for income taxes	-	-	-	-	-

Net loss	$(7,826)	$(9,603)	$(29,205)	$(26,193)	$(61,195)

Weighted average number of common shares	850,000	850,000	850,000	843,333
outstanding - basic

Net (loss) per share - basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)

See Accompanying Notes to Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the	Inception	Inception
	nine months	(February 4,	(February 4,
	ended	2008) to	2008) to
	September 30,	September 30,	September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,205)	$(26,193)	$(61,195)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	10,000	10,000
Changes in operating assets and liabilities:
(Increase) in restricted cash	(5,000)	-	(5,000)
(Increase) in account receivable - related party	(280)	-	(280)
(Increase) decrease in inventory	130	(1,003)	(1,185)
Increase in accounts payable	8,000	2,000	12,000
Increase in accounts payable - related party	20,646	7,702	32,173

Net cash used in operating activities	(5,709)	(7,494)	(13,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	5,000	7,500	12,500
Proceeds from advances due to related party	337	1,500	1,892
Payments to –advances due to related party	(400)	(437)	(837)

Net cash provided by financing activities	4,937	8,563	13,555

NET CHANGE IN CASH	(772)	1,069	68

CASH AT BEGINNING OF YEAR	840	-	-

CASH AT END OF YEAR	$68	$1,069	$68

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	100,000	100,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the period Inception (February 4, 2008) to December 31, 2008 and notes thereto included in the Company’s 10-K filed on  March 31, 2009. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Note 2 – Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated significant revenues.  As shown on the accompanying financial statements, the Company has incurred a net loss of $61,195 for the period from February 4, 2008 (inception) to September 30, 2009.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities.

In order to obtain the necessary capital, the Company will seek equity and/or debt financing.  If the financing does not provide sufficient capital, shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful.  Without sufficient financing, it is unlikely for the Company to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Recent Accounting Pronouncements

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 will not have a material impact on the Company’s financial position or results of operations for future collaborations arrangements.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-Q for the interium period ending September 30, 2009. This will not have an impact on the results of the Company.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 4 - Inventory

Inventories consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Finished goods	$ 1,185	$ 1,315
	$ 1,185	$ 1,315

Note 5 – Advances Due to Related Party

Advances consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Advance due to a shareholder, unsecured, 0% interest, due upon demand	$ 1,000	$ 1,000

Advance due to an officer, director and shareholder, unsecured, 0% interest, due upon demand	55	118

	$ 1,055	$ 1,118

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

During the nine months ended, September 30, 2009, the Company raised a total of $5,000 which is recorded as a stock payable.  The funds are considered restricted cash because if the Company does not raise entire amount of the offering for a total amount raised of $55,000, then they will need to refund the proceeds to the investors.  As of November 6, 2009, the Company raised the entire amount of $55,000.

As of September 30, 2009, there have been no other issuances of common stock.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Note 7 – Warrants and Options

As of September 30, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related Party Transactions

During the nine months ended September 30, 2009, the Company recorded $280 in revenue from a shareholder.  As of September 30, 2009, the Company had accounts receivable totaling $280 from a shareholder.

During the nine months ended September 30, 2009, the Company recorded $20,646 in professional fees from a shareholder.  As of September 30, 2009, the Company had accounts payable totaling $32,173 from related parties.

The Company received advances from related parties, see Note 5 “Advances Due to Related Party” for further detail.

Note 9 – Subsequent Events

During the period ended November 6, 2009, the Company sold a total of 550,000 shares of common stock for cash and raised a total of $55,000.

The Company has evaluated subsequent events through November 15, 2009, the date which the financial statements were available to be issued.

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

Since our inception on February 4, 2008 through September 30, 2009, we have generated $5,067 in revenues and have incurred a net loss of $61,195. For the three and nine months ended September 30, 2009, we generated $515 and $2,473in revenues and incurred a net loss of $7,826 and $29,205.

We anticipate revenue will increase in the next twelve months, of which we can provide no assurance. We filed an S-1 registration statement (declared effective by the SEC on April 7, 2008) to raise capital, and those proceeds have been budgeted to cover costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and costs covering various filing fees and transfer agent fees to complete our early money raise through the offering. We believe that listing fees generated will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Recent Developments

During September through November 2009, we successfully raised $55,000 through our 550,000 shares of our common stock offering.  We believe the proceeds of the offering will enable us to maintain our operations and working capital requirements for at least the next twelve months.

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

As September 30, 2009, our cash balance was $68. Our plan for satisfying our cash requirements for the next months is through sales generated income, additional sales of our common stock, third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

We have filed an S-1 registration offering to provide the basic minimum amount of funds to provide sufficient cash for the next 12 months. In September 2009, we began raising funds through our offering and successfully raised $55,000 by November 2009.

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

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500, which has been achieved; (2) goals based upon our funding of $55,000 through the filing of an S-1 registration statement (declared effective by the SEC on April 7, 2008), which has been achieved; and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000.

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

Stage II: Development of our business operations is based upon our receipt of the net funds from our offering of approximately $44,400. We have not commenced the majority of milestones set forth in Stage II of our Plan of Operation as a result of our not having the funds from the offering. Between September and November 2009, we raised the total $55,000 from our offering. The net proceeds from our offering will support the limited costs associated with our ongoing operations for the next twelve months.

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

Although our website is currently operational and we are starting to place instruments and equipment advertisements, our plan of operation is premised upon having advertising dollars available. We believe that the advertising dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of the offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations. With net proceeds of $44,400 from our offering, we are able to comply with our business plan of operations for the next 12 months based on our capital expenditure requirements.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2009 compared to December 31, 2008.

	September 30, 2009	December 31, 2008	Increase / (Decrease)
			$	%

Current Assets	$6,533	$2,155	$(4,378)	203%

Current Liabilities	45,228	16,645	28,853	172%

Working Capital (deficit)	$(38,695)	$(14,490)	$24,205	167%

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

Revenue Recognition

The Company's revenues are anticipated to be derived from multiple sources. Dealer services revenues are to be derived from a range of promotional services, including banner advertising, inventory pages, tiles, enhanced listings and links to the dealer's own Web site. Dealers will also be able to purchase a stand-alone Web site with their own Internet address and searchable used musical equipment inventory for an initial non-refundable set-up fee plus a monthly maintenance fee. Revenues from these services will be recognized ratably over the period in which the service is provided. The set-up fees from dealer contracts will be recognized ratably over the period in which the service is provided, generally a year. Advertising revenues are anticipated to be generated from short-term contracts in which the Company typically guarantees for a fixed fee a minimum number of impressions, or times that an advertisement appears in pages viewed by the users. These revenues are recognized ratably over the term of the agreement, provided that the amount recognized does not exceed the amount that would be recognized based upon actual impressions delivered. E-commerce revenues are derived from musical equipment sales such as aftermarket resellers who will be able to market their equipment on the Company's Web site. Such revenues will generally be derived from specific traffic referrals or transaction leads that originate on the Company's Web site and would be recognized as such referrals and leads are directed to the vendor's product.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with FAS No. 123(R), “Share-Based Payment.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123(R).

Recent Accounting Pronouncements

In September 2009, the FASB Emerging Issues Task Force, or EITF, reached a consensus on ASC Update 2009-13 (Topic 605), Multiple-Deliverable Revenue Arrangements, or ASC Update 2009-13. ASC Update 2009-13 applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605-25. ASC Update 2009-13 provides principles and application guidance on whether multiple deliverables exist and how the arrangement should be separated and the consideration allocated. ASC Update 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables, if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. The update eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method and also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. ASC Update 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. As a result, ASC Update 2009-13 will be effective for the Company no later than the first quarter of fiscal 2011. The adoption of ASC Update 2009-13 will not have a material impact on the Company’s financial position or results of operations for future collaborations arrangements.

    In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

    In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

    In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

    In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-Q for the interium period ending September 30, 2009. This will not have an impact on the results of the Company.

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

We were incorporated in February of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated revenues of $5,347, (ii) accumulated deficits of $61,195 from our inception through the period ended September 30, 2009, and (iii) we have a net loss of $29,205 for the nine months ended September 30, 2009.  We have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees.

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

Due to our very recent start-up nature, we will have to incur the costs of advertising which is intended to generate revenue from listing fees, in addition to hiring new employees and commencing additional marketing activities for listing services. To fully implement our business plan we will require substantial additional funding. The recently raised capital through our offering, if successful, will only enable us to commence advertising for listing clients, and will assist us in further developing our initial business operations, including the enhancement of our website; however will not be sufficient to allow us to expand our business meaningfully. Additionally, since the net offering proceeds have been earmarked for advertising expenses, some website development fees, and minimal working capital, we will not be capitalized sufficiently to hire or pay employees.

Following our recent offering we will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders may lose part or all of their investment.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We have no recent sales of unregistered securities during the quarter ended September 30, 2009.

Use of Proceeds From Sales of Registered Securities

On April 7, 2008, our registration statement (File No. 333-149446) relating to our initial public offering of our common stock was declared effective by the Securities and Exchange Commission. Under the registration statement, we registered 550,000 shares of our common stock with an aggregate offering price of $55,000. The offering closed in November 2009, wherein we received subscriptions for the total 550,000 of the shares offered. All shares of common stock offered were sold for the aggregate offering price directly by us with no commissions paid on funds raised. As of the date of this filing the 550,000 shares have not been issued.

We incurred offering expenses of approximately $10,600 in connection with the offering. Thus the net offering proceeds to us (after deducting offering expenses) were approximately $44,400. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates, with the exception of a $5,000 legal fee paid to Stoecklein Law Group

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on February, 4, 2008 through the period ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders from the time of our inception through the period ended September 30, 2009.

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

Date: November 16, 2009