Form 10-K
period 2009-12-31
Musician's Exchange
filed 2010-03-09
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-149446

MUSICIAN’S EXCHANGE

(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2858 Erie St., San Diego, California	92117
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:   (702) 400-4863

Copies of Communications to:
Stoecklein Law Group
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $7,000 based on a share value of $0.01.

The number of shares of Common Stock, $0.001 par value, outstanding on March 3, 2010 was 1,450,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

MUSICIAN’S EXCHANGE
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

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

Throughout this Annual Report references to “we”, “our”, “us”, “Musician’s”, “the Company”, and similar terms refer to Musician’s Exchange.

PART I

ITEM 1. BUSINESS

General Business Development

Musician’s Exchange is a development stage company incorporated in the State of Nevada in February of 2008. Musician’s Exchange is developing an Internet destination and marketplace in the United States and potentially, globally, for musicians. Musician’s Exchange is designed to be an ultimate website for musicians.  It is intended to be a resource center with links to major and boutique musical companies.  Our site will also offer musicians a place to list gear they might have for sale or trade.  We will charge a small fee to list items.  This fee will include the posting of pictures and an item description, both provided by the seller.  These items will be listed until the seller requests to have the items removed.  We will also have a section dedicated to band listings.  Here bands can submit a brief description of their style or type of music, as well as a link to their website.  Our webmaster will collect these submissions and post them according to category.  Musician’s Exchange will charge a small one time fee for this service.  Musician’s Exchange will also allow outside companies to advertise on our website.  Musical companies and musical service organizations can submit banners to our webmaster for posting on different sections of our website.  We will base the charge for this service on size as well as location of where the banner is listed.

We also intend to develop a “barter system,” allowing our various customers to obtain credits for equipment, which will be able to be utilized for bartering purposes.  We are in direct talks with Itex Latin America to assist us in this venture.

This site can be marketed by word of mouth, the posting of flyers at venues and stores as well as the distribution of business cards.  We can also direct market to existing band sites.  Musician’s Exchange has also developed a My-Space page for additional networking.

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

We have concentrated our energies on analyzing the viability of our business plan, and establishing our business model. Additionally, we are in the process of expanding our website, which upon completion will address the aspects of our business concept as set forth below. We commenced our business operations in February of 2008 through the posting of the initial page of our website (www.musiciansxchangeonline.com).

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

2. Develop and implement a marketing plan – Once we establish our presence on the Internet, we intend to devote our efforts to developing and implementing a plan to market our services to businesses related to the music industry. In order to promote our company and attract customers, we plan to advertise via the Internet in the form of banner ads, link sharing programs and search engine placements. We generated some revenues from musical related listings during 2008 and 2009. During 2010 we expect to formalize and implement a more comprehensive marketing scheme to provide dealers and manufacturers an additional marketing outlet.

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

4. Develop Barter Ability - We are beginning to seek new methods of exchange amongst our customers. We are looking towards the development of a system to allow users to barter or exchange musical instruments, audio equipment or even music itself. We feel this will open up a new market and attract a different set of buyers and sellers to the website.  To pursue this “Barter System,” we are seeking the advice of experts, such as Itex Latin America, Inc.

Musician’s Exchange commenced its Website in February of 2008, and as a result of its recent commencement of business activities has limited start-up operations and generated limited revenues. Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

•	Formation of the company;
•	Creation of our initial website, www.musiciansxchangeonline.com;
•	Research of our competition;
•	Development of our business plan
•	Research of software to assist us in our anticipated website development;
•	Establishment of listing criteria; and
•	Investigating creation of barter system

Musician’s Exchange is an established business, with temporary offices at 2858 Erie St., San Diego, California. Mr. Van Ness, our director and president/treasurer and majority stockholder created the business as a result of his lifetime interest in musical instruments, bands, his affiliation with the audio and sound department at the Treasure Island Hotel Casino, Las Vegas, the aftermarket merchandising of musical accessories, and marketing. Musician’s Exchange may be involved in acquiring small accessory operations in the future or other musical advertising websites.

Business of Issuer

We are developing an online musically oriented advertising platform, which is discussed below, to provide a method by which buyers and sellers of musical instruments are brought together in an efficient format to browse, buy and sell musical instruments and music scripts to a distinct and focused customer. The musical classified marketplace being developed by us will be designed to give music shoppers and sellers more control over the entire process of buying and selling musical products by providing detailed information to make an informed buying or selling decision. Musician’s Exchange is intending to have a website which will be a fully automated, topically arranged, intuitive, and provide an easy-to-use service which supports a buying and selling experience in which sellers list musically oriented products for sale and buyers provide offers on such products in a fixed-price format.

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

We intend to be an Internet destination and marketplace in the United States and Latin America for buyers and sellers of musically oriented equipment and instruments, and for consumers seeking information regarding musically oriented products and services, such as concert information, band information, music writers, different musicians available for fill in, and information on musical instruments. We intend to utilize the power of the Internet to aggregate in a single location an extensive network of industry participants and a comprehensive database of musical information on all aspects of the music industry to create an open marketplace that is local, regional, national, and global in nature. By providing a digital marketplace, we will be able, upon full implementation, to bring music dealers, private sellers and other industry participants, such as vendors of any type of musical products and services and national advertisers, together with purchase-minded consumers at the moment when these consumers are directly engaged in a search for such products and services.

Based upon our business model, we intend to provide significant benefits to dealers, private sellers and other industry participants by enabling them to not only advertise, but also to interact and transact with what we believe is a significant online consumer audience related to the music market.

We believe that our website, upon full implementation, will generate leads (potential buyers requesting a phone number, directions or an e-mail address) for dealers that allow them to precisely target purchasers of new and used musical instruments in a manner which is more effective than traditional media.

Our business model is being built on multiple revenue streams from a verity of industry participants interested in marketing their services to our consumer audience. We anticipate generating our revenues primarily from fees for consumer sales, dealer and consumer services. We also intend to generate revenues from facilitating musical e-commerce transactions, and eventually, online new and used musical auction-style trading services and national advertising as well as the new barter system.

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

-	a system that gives users the ability to barter equipment or inventory with other users

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

•
Convenient and Efficient Shopping Experience. Our website, upon full implementation, is intended to provide a "one-stop" shopping environment that can significantly enhance the ongoing relationship between sellers and buyers by allowing consumers to select products and services and obtain musically oriented information conveniently in the privacy of their home or office. The website will also create a direct connection between the consumer and the relevant dealer or private seller by providing the consumer with contact information such as an e-mail address, telephone number and map with directions. Consumers will be able to obtain online access, at no charge, to the proposed comprehensive, up-to-date information on our website that they need to make an informed purchase decision. Information about equipment models and options, dealer costs, technological audio/video information, new and used equipment values and reviews and articles from such sources as Sound and Vision Magazine (audio/visual equipment), Guitar Player Magazine, Piano Today, Harpa, Fiddler Magazine, and Virtual Instruments, will be collected in a centralized location, providing consumers with an objective, convenient and cost-effective means to make informed purchase decisions.

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

•
Barter Ability. The ability to barter items instead of selling them opens up a whole new area of commerce to our consumers. More people are turning to an online barter exchange when they are low on the cash needed to make a traditional purchase. It will allow a group of buyers and sellers otherwise unable to obtain musical equipment, to barter for what they need or want.

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

COMPETITIVE ADVANTAGES

In terms of the number of dealers, private sellers and used music instrument and audio/video shoppers, we do not anticipate an ability to create a competitive advantage over other well established sites for some time in the future. We realize it may take several years to complete our business plan as discussed above.

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

Our business model revolves around facilitating the interaction between buyers and sellers of music related products and services. By combining an expansion of consumer traffic to our website with an expansion of the size and information content of our listing database, we expect to continue to experience rapid growth in the generation of leads for sellers and other industry participants. Unlike many of our competitors, we are developing a scalable business model characterized by multiple revenue streams, a significant portion of which are recurring in nature:

-	subscription and advertising fees from dealer services;
-	revenue from facilitating music e-commerce transactions (such as financing, repairs and aftermarket products);
-	fees from our online equipment, auction-style trading services where we intend to utilize websites such as those operated by eBay;
-	fees from national advertising programs, promotions and services; and
-	barter fees associated with a Barter Exchange System.

Services to Consumers

We intend to offer consumers a "one-stop" shopping website with all of the information and tools a consumer needs to cover each step of the musicians shopping, selling or bartering process.

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

Technology

In order to operate our website, we will be required to have a scalable user interface and transaction processing system that is designed around industry standard architectures and externally developed non-proprietary software, such as that provided by SAS. The system will be required to maintain operational data records regarding dealers, musical instrument and equipment listings and leads generated by our listings and e-commerce partners. The system will also be required to handle other aspects of the new and used musical equipment shopping and bartering process, including providing dealer contact information and submitting insurance, warranty and finance inquiries, as well as other inquiries and information, to various vendors.

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

Competition

Each of our musician’s listing services, musically oriented products and services and content offerings competes against a variety of Internet and offline providers. Barriers to entry on the Internet are relatively low; however, most other websites do not currently offer our proposed unique blend of extensive listings, music products and services and relevant content offerings. We anticipate facing significant competition in the future from new websites that offer the same emphasis on musically oriented listings and services and existing websites that introduce competing services.

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

Employees

We are a development stage company and currently have only two part-time employees, Daniel R. Van Ness, who is also our president/treasure and director, and Andrew Widme who is our secretary. We look to Mr. Van Ness for his entrepreneurial skills and talents, as well as Mr. Widme’s support and experience in the field of stagecraft.   It is Mr. Van Ness who provided us our business plan. For a discussion of Mr. Van Ness’s experience, please see “Director, Executive Officers, Promoters and Control Persons.” Initially Mr. Van Ness will coordinate all of our business operations. Mr. Van Ness has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

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

We were incorporated in February of 2008 as a Nevada corporation. As a result of our start-up operations we have; (i) generated revenues of $5,872, (ii) accumulated deficits of $82,427 from our inception through the period ended December 31, 2009, and (iii) we have a net loss of $82,427 from our inception through the period ended December 31, 2009.  We have been focused on organizational and start-up activities, business plan development, and website design since we incorporated. Although we have established a website there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.  Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our service, the level of our competition and our ability to attract and maintain key management and employees.

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

We are significantly dependent on our president/treasurer and director, who has limited experience. The loss or unavailability of Mr. Van Ness’s services would have an adverse effect on our business, operations and prospects in that we may not be able to obtain new management under the same financial arrangements.

Our business plan is significantly dependent upon the abilities and continued participation of Daniel R. Van Ness, our president/treasurer and director. It would be difficult to replace Mr. Van Ness at such an early stage of development of Musician’s Exchange. The loss by or unavailability to Musician’s Exchange of Mr. Van Ness’s services would have an adverse effect on our business, operations and prospects, in that our inability to replace Mr. Van Ness could result in the loss of one’s investment. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Van Ness, should his services be discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Van Ness, then we may be required to cease pursuing our business opportunity.

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

Since a single stockholder, beneficially owns the majority of our outstanding common shares, that single stockholder retains the ability to control our management and the outcome of corporate actions requiring stockholder approval notwithstanding the overall opposition of our other stockholders. This concentration of ownership could discourage or prevent a potential takeover of our company that might negatively impact the value of your common shares.

Mr. Van Ness owns 52% of our outstanding common shares. As a consequence of his controlling stock ownership position, Mr. Van Ness retains the ability to elect a majority of our board of directors, and thereby control our management. Mr. Van Ness also has the ability to control the outcome of corporate actions requiring stockholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions. The concentration of ownership by Mr. Van Ness could discourage investments in our company, or prevent a potential takeover of our company which will have a negative impact on the value of our securities.

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

Risks Relating To Our Common Stock

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

We have two individuals performing the functions of all officers and directors. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently maintain an office at 2858 Erie St., San Diego, California. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. Van Ness, our president/treasurer and director, provides us his home in which we conduct business on our behalf.  Mr. Van Ness does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not require personnel other than Mr. Van Ness and Mr. Widme to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Musician’s did not submit any matters to vote of its stockholders during the year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our Common Stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “MUEX”. We have been eligible to participate in the OTC Bulletin Board since January 26, 2010.

Holders of Common Stock

As of March 3, 2010, we had approximately 61 stockholders of record of the 1,450,000 shares outstanding.

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

The 550,000 shares of our common stock sold in our initial public offering to 54 investors (for a total purchase price of $55,000, all of which was paid in cash) were issued on November 16, 2009. The 550,000 shares were registered in our Registration Statement on Form S-1 declared effective on April 7, 2008.

On November 18, 2009, we issued 50,000 shares of our restricted common stock toward transfer agent fees totaling $5,000 at a value of approximately $0.10 per share.  The shares were valued with the fair value of the common stock.  We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2). The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his/her investment decision, including the Company’s financial statements and 34 Act reports. We reasonably believe that the recipient, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that he/she were capable of evaluating the merits and risks of his/her investment. The recipient had the opportunity to speak with our president and directors on several occasions prior to his/her investment decision.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fourth quarter ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. PLAN OF OPERATION

Background Overview

Musician’s Exchange is a development stage company incorporated in the State of Nevada on February 4, 2008. We were formed to engage in the business of developing an Internet destination and marketplace for musicians through our online website, (www.musiciansxchangeonline.com.).

Since our inception on February 4, 2008 through December 31, 2009, we have generated $5,872 in revenues and have incurred a net loss of $82,427.

We anticipate revenue will increase in the next twelve months, of which we can provide no assurance. The capital raised in our offering has been budgeted to cover costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, and costs covering various filing fees and transfer agent fees to complete our early money raise through the offering. We believe that listing fees generated will be sufficient to support the limited costs associated with our initial ongoing operations for the next twelve months. There can be no assurance that the actual expenses incurred will not materially exceed our estimates or that cash flows from listing fees will be adequate to maintain our business. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

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

We have raised capital through an S-1 registration, and with those proceeds, we believe it will allow us to grow, although, of course, we cannot provide any assurance that we will be able to grow as we currently anticipate.  The capital raised has been budgeted to cover the costs associated with advertising on the Internet to draw attention to our website, costs associated with website enhancements, the offering, working capital, and covering various filing fees and transfer agent fees.

Satisfaction of our cash obligations for the next 12 months. As December 31, 2009, our cash balance was $32,091. Our plan for satisfying our cash requirements for the next months is through sales generated income, additional sales of our common stock, third party financing, and/or traditional bank financing. We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion, and may consider additional equity or debt financing or credit facilities.

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

We have successfully raised the $55,000 through the S-1 declared effective on April 7, 2008. This capital raise might provide the basic minimum amount of funds to provide sufficient cash for the next 12 months. In September 2009, we began raising funds through our offering and successfully raised $55,000 by November 2009.

Both our president/treasurer and director, Mr. Van Ness and our secretary Mr. Widme have agreed to continue their part time work until such time as there are either sufficient funds from operations, or alternatively, that funds are available through private placements or another offering in the future. We have not allocated any pay for either Mr. Van Ness or Mr. Widme out of the funds raised in the offering.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Musician’s as a going concern. Musician’s may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits, however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Musician’s be unable to continue existence.

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

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After commencing our advertising program, and at the end of the initial 12 month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Milestones:

As a result of our being a development stage company with minimal amounts of equity capital initially available, we have set our goals in three stages: (1) goals based upon the availability of our initial funding of $7,500, which has been achieved; (2) goals based upon our funding of $55,000, which has been achieved; and (3) goals based upon or funding additional equity and or debt in the approximate sum of $100,000 to $200,000.

With the infusion of capital from our direct public offering, we implemented Stage II of our Plan of Operation.  Although our website is currently operational and we are starting to place instruments and equipment advertisements, our plan of operation is premised upon having advertising dollars available. We believe that the advertising dollars allocated in the offering will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency which raises substantial concern regarding our ability to continue as a going concern. We believe that the proceeds of the offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations. With net proceeds of $44,400 from our offering, we are able to comply with our business plan of operations for the next 12 months based on our capital expenditure requirements.

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

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of product sales. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Revenue Recognition

The Company's revenues are anticipated to be derived from multiple sources. Dealer services revenues are to be derived from a range of promotional services, including banner advertising, inventory pages, tiles, enhanced listings and links to the dealer's own Web site. Dealers will also be able to purchase a stand-alone Web site with their own Internet address and searchable used musical equipment inventory for an initial non-refundable set-up fee plus a monthly maintenance fee. Revenues from these services will be recognized ratably over the period in which the service is provided. The set-up fees from dealer contracts will be recognized ratably over the period in which the service is provided, generally a year. Advertising revenues are anticipated to be generated from short-term contracts in which the Company typically guarantees for a fixed fee a minimum number of impressions, or times that an advertisement appears in pages viewed by the users. These revenues are recognized ratably over the term of the agreement, provided that the amount recognized does not exceed the amount that would be recognized based upon actual impressions delivered. E-commerce revenues are derived from musical vendors such as, warranty and finance companies and music related aftermarket retailers who will be able to market their services on the Company's Web site or integrate their product with the Company's Web site. Such revenues will generally be derived from specific traffic referrals or transaction leads that originate on the Company's Web site and would be recognized as such referrals and leads are directed to the vendor's product.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (ASC) 718 “Stock Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC 718.

Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sole member of our Board of Directors serves without compensation until the next annual meeting of stockholders, or until his successor has been elected. The officers serve at the pleasure of the Board of Directors.  At present, Daniel R. Van Ness and Andrew Widme are our officers and director. Information as to the director and executive officer is as follows:

Name	Age	Title
Daniel R. Van Ness	35	President, Treasurer, Director
Andrew I. Widme	26	Secretary

Duties, Responsibilities and Experience

Daniel R. Van Ness. Age 34, President, Treasurer, Director and founder of Musician’s Exchange from February 4, 2008 to present. Mr. Van Ness currently does not spend more than 30 hours per month on Musician’s Exchange business. From 1992 to present Mr. Van Ness was, and still is, involved in the entertainment business. Mr. Van Ness has been involved in the musical world throughout his working career and is the founder of Musician’s Exchange, combining both his musical experience and advertising and marketing experience. Mr. Van Ness holds a B.A. in Broadcast Production from Minot State University.

Andrew I. Widme.  At age 26, has been Secretary of Musician’s Exchange from November 13, 2009 to present.  Mr. Widme is currently in his second semester of college at the College of Southern Nevada where he is majoring in accounting.  Prior to returning to school, he was employed with multiple window installation companies, as an installer in commercial and residential glazing.  Mr. Widme has also assisted Mr. Van Ness in concert production and sound system installation from 1999 through 2007, throughout Las Vegas, NV and across parts of the mid-west.

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

Our decision to not adopt such a code of ethics results from our having only two officers and one director operating as the management for the Company.  We believe that the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2009, the Company received no recommendation for Directors from its stockholders.

The Company will consider for inclusion in its nominations of new Board of Directors nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  2858 Erie St., San Diego, California 92117.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation

During the year ended December 31, 2009, neither Mr. Van Ness nor Mr. Widme received any compensation for their roles associated as the company’s officers, or in the case of Mr. Van Ness, as its sole director.  During the period of February 4, 2008 to December 31, 2008, the president received compensation totaling $2,800.

Future Compensation

Both Mr. Van Ness and Mr. Widme have agreed to provide services to us without further compensation until such time as we have sufficient earnings from our revenue.

Director Compensation

As a result of having limited resources we do not currently have an established compensation package for board members.

Board Committees

We do not currently have any committees of the Board of Directors, as our Board consisted of one member during the year ended December 31, 2009. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 3, 2010 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership before the offering for the following table is based on 1,450,000 shares of common stock outstanding.

Security Ownership of Management

Name of Beneficial Owner	Number Of Shares	Percent Beneficially Owned
Daniel R. Van Ness	750,000	52%
Stoecklein Law Group	100,000	7%
All Directors, Officers and Principle Stockholders as a Group	850,000	59%

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

The Company utilizes office space provided at no cost from Mr. Van Ness, our President/Treasurer and sole director. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During February of 2008, Mr. Van Ness received 750,000 shares of common stock, at a price of $0.01 per share as a founder of Musician’s Exchange. In his capacity as President/Treasurer and sole director and promoter of Musician’s Exchange, Mr. Van Ness has developed the website and business plan. The proceeds from the sale of the shares to Mr. Van Ness, $7,500, constituted the initial cash capitalization of the company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Lawrence Scharfman & Co., CPA P.C., for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2009 and 2008 was $3,000 and $4,500, respectively.

In May 2009, the Registrant engaged Moore & Associates, Chartered to serve as the Registrant’s independent registered public accountants.  The aggregate fees billed for professional services rendered by Moore & Associates, Chartered for the review of the financial statements included in our Form 10-Q for the periods ended March 31, 2009 and June 30, 2009 was $2,000.

In October 2009, the Registrant engaged De Joya Griffith & Company, LLC to serve as the Registrant’s independent registered public accountants.  The aggregate fees billed for professional services rendered by De Joya Griffith & Company, LLC for the review of the financial statements included in our Form 10-Q for the period ended September 30, 2009 was $1,250.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

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

By: /S/ Daniel R. Van Ness
       Daniel R. Van Ness, President

Date: March 8, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Daniel R. Van Ness	President, Treasurer and Director	March 8, 2010
Daniel R. Van Ness

/S/ Daniel R. Van Ness	Principal Executive Officer	March 8, 2010
Daniel R. Van Ness

/S/ Daniel R. Van Ness	Principal Accounting Officer	March 8, 2010
Daniel R. Van Ness

MUSICIAN’S EXCHANGE

INDEX TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2009, INCEPTION (FEBRUARY 4, 2008) TO DECEMBER 31, 2008 AND INCEPTION (FEBRUARY 4, 2008) TO DECEMBER 31, 2009

DE JOYA GRIFFITH & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

2580 Anthem Village Drive	(702) 563-1600
Henderson, NV 89052

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Musician’s Exchange
2858 Erie St.
San Diego, California 92117

We have audited the accompanying balance sheets of Musician’s Exchange as of December 31, 2009 and 2008 and the related statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2009, from inception (February 4, 2008) to December 31, 2008 and from inception (February 4, 2008) to December 31, 2009.  These financial statements are the responsibility of the Company's Management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Musician’s Exchange as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has had difficulty in generating sufficient cash flow to meet its obligations, and is dependent on management's ability to develop profitable operations, these factors, among others raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ De Joya Griffith & Company, LLC
De Joya Griffith & Co, LLC

Henderson, Nevada
March 5, 2009

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash	$32,091	$840
Inventory	2,266	1,315
Total current assets	34,357	2,155

Total assets	$34,357	$2,155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$43,229	$15,527
Notes payable	1,000	1,000
Notes payable - related party	55	118
Total current liabilities	44,284	16,645

Total liabilities	44,284	16,645

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2009 and 2008	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 1,450,000 and 850,000 shares issued and outstanding
as of December 31, 2009 and 2008, respectively	1,450	850
Additional paid-in capital	71,050	16,650
Deficit accumulated during development stage	(82,427)	(31,990)
Total stockholders' deficit	(9,927)	(14,490)

Total liabilities and stockholders' deficit	$34,357	$2,155

See Accompanying Notes to Financial Statements

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		Inception	Inception
	For the	February 4, 2008	February 4, 2008
	year ended	to	to
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenue	$3,278	$2,594	$5,872

Cost of goods sold	3,061	2,380	5,441

Gross profit	217	214	431

Operating expenses:
General and administrative	1,514	377	1,891
Executive compensation - related party	-	2,800	2,800
Professional fees	49,140	29,027	78,167
Total operating expenses	50,654	32,204	82,858

Net (loss)	$(50,437)	$(31,990)	$(82,427)

Weighted average number of common shares	925,342	845,181
outstanding - basic and fully diluted

Net (loss) per share - basic and fully diluted	$(0.05)	$(0.04)

See Accompanying Notes to Financial Statements

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Shares		Common Shares		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
February 4, 2008
Issuance of common stock for cash on organization of the Company	-	$-	750,000	$750	$6,750	$-	$7,500

February 20, 2008
Issuance of common stock for professional fees	-	-	100,000	100	9,900	-	10,000

Net loss	-	-	-	-	-	(31,990)	(31,990)

Balance, December 31, 2008 (audited)	-	-	850,000	850	16,650	(31,990)	(14,490)

November 16, 2009
Issuance of common stock for cash, net of offering costs	-	-	550,000	550	49,450	-	50,000

November 18, 2009
Issuance of common stock for professional fees	-	-	50,000	50	4,950	-	5,000

Net loss	-	-	-	-	-	(50,437)	(50,437)

Balance, December 31, 2009 (audited)	-	$-	1,450,000	$1,450	$71,050	$(82,427)	$(9,927)

See Accompanying Notes to Financial Statements

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		Inception	Inception
	For the	(February 4, 2008)	(February 4, 2008)
	year ended	to	to
	December 31,	December 31,	December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,437)	$(31,990)	$(82,427)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	5,000	10,000	15,000
Changes in operating assets and liabilities:
(Increase) in inventory	(951)	(1,315)	(2,266)
Increase in accounts payable	27,702	15,527	43,229

Net cash used in operating activities	(18,686)	(7,778)	(26,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	50,000	7,500	57,500
Proceeds from notes payable	-	1,000	1,000
Proceeds from notes payable - related party	337	555	892
Payments to notes payable - related party	(400)	(437)	(837)

Net cash provided by financing activities	49,937	8,618	58,555

NET CHANGE IN CASH	31,251	840	32,091

CASH AT BEGINNING OF YEAR	840	-	-

CASH AT END OF YEAR	$32,091	$840	$32,091

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	50,000	100,000	150,000

See Accompanying Notes to Financial Statements

MUSICIAN’S EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on February 4, 2008 (Date of Inception) under the laws of the State of Nevada, as Musician’s Exchange, Inc. The Company developed its business plan over the period commencing with February 4, 2008 and ending on December 31, 2009.  In February of 2008, the Company created its initial website and posted the website to the Internet.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
Musician’s Exchange is developing an Internet destination and marketplace in the United States and potentially, globally, for musicians. Musician’s Exchange is designed to be the ultimate website for musicians. It will be a resource center with links to major and boutique musical companies. The Company’s site will also offer musicians a place to list gear they might have for sale or trade. It will charge a small fee to list items. This fee will include the posting of pictures and an item description, both provided by the seller. These items will be listed until the seller requests to have the items removed. The Company will also have a section dedicated to band listings. Here bands can submit a brief description of their style or type of music, as well as a link to their website. Our webmaster will collect these submissions and post them according to category. Musician’s Exchange will charge a small one-time fee for this service. Musician’s Exchange will also allow outside companies to advertise on our website. Musical companies and musical service organizations can submit banners to our webmaster for posting on different sections of our website. The Company will base the charge for this service on size as well as location of where the banner is listed.

This site can be marketed by word of mouth, the posting of flyers at venues and stores as well as the distribution of business cards. We can also direct market to existing band sites. Musician’s Exchange has also developed a My Space page for additional networking.

The Company intends to utilize the power of the Internet to aggregate in a single location a network of industry participants and a comprehensive database of musician’s information to create an open marketplace that is local, regional, national, and global in nature. Because we commenced operations in February of 2008, the Company currently has minimal listings. By providing this digital marketplace, we intend to bring musicians, private sellers and other industry participants, such as vendors of musical products and services and national advertisers, together with purchase-minded consumers at the moment when these consumers are directly engaged in a search for musical products and services. The Company believes that upon completion of our operating model, it will provide significant benefits to musicians, dealers, private sellers and other industry participants by enabling them to advertise interact and transact with a significant online consumer audience related to the musical world. The Company intends to provide significant benefits to consumers by giving them the tools they need to effectively navigate a large database of musical products and services oriented to any aspect of the music industry, thereby optimizing their ability to find musically oriented product or service of their choice in their chosen geographical area.

MUSICIAN’S EXCHANGE, INC.
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

Revenue Recognition
The Company's revenues are anticipated to be derived from multiple sources. Dealer services revenues are to be derived from a range of promotional services, including banner advertising, inventory pages, tiles, enhanced listings and links to the dealer's own Web site. Dealers will also be able to purchase a stand-alone Web site with their own Internet address and searchable used musical equipment inventory for an initial non-refundable set-up fee plus a monthly maintenance fee. Revenues from these services will be recognized ratably over the period in which the service is provided. The set-up fees from dealer contracts will be recognized ratably over the period in which the service is provided, generally a year. Advertising revenues are anticipated to be generated from short-term contracts in which the Company typically guarantees for a fixed fee a minimum number of impressions, or times that an advertisement appears in pages viewed by the users. These revenues are recognized ratably over the term of the agreement, provided that the amount recognized does not exceed the amount that would be recognized based upon actual impressions delivered. E-commerce revenues are derived from musical vendors such as warranty and finance companies and musical aftermarket retailers who will be able to market their services on the Company's Web site or integrate their product with the Company's Web site. Such revenues will generally be derived from specific traffic referrals or transaction leads that originate on the Company's Web site and would be recognized as such referrals and leads are directed to the vendor's product.

Advertising Costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period of Inception (February 4, 2008) to December 31, 2008 and for the year ended December 31, 2009.

MUSICIAN’S EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

MUSICIAN’S EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2009 and 2008, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2009 and 2008, no income tax expense has been incurred.

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

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.  During the quarter ended December 31, 2009, the Company completed its offering and issued a total of 550,000 shares of common stock to its investors.  As a result, a shareholder who owned 12% of the Company before the offering was reduced to a 7% ownership stake in the Company.  In the prior financial statements, all transactions with this shareholder and its related entities were originally presented as related parties.  However, due to the current ownership of 7% all related party disclosures were reclassified to unrelated third parties.

Recent pronouncements
Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

MUSICIAN’S EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)
In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

MUSICIAN’S EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances under existing US GAAP.  This amendment has eliminated that residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

MUSICIAN’S EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (February 4, 2008) through the period ended December 31, 2009 of ($82,427). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 3 – INVENTORY

Inventories consist of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Finished goods	$ 2,266	$ 1,315
	$ 2,266	$ 1,315

MUSICIAN’S EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Note payable, unsecured, 0% interest, due upon demand	$ 1,000	$ 1,000

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	55	118

	$ 1,055	$ 1,118

Interest expense for the year ended December 31, 2009 and for the period of inception (February 4, 2008) through December 31, 2008 was $0 and $0, respectively.

NOTE 5 – INCOME TAXES

At December 31, 2009 and 2008, the Company had a federal operating loss carryforwards of $82,427 and $31,990, respectively, which begins to expire in 2028.

The provision for income taxes consisted of the following components for the year ended December 31, 2009 and period Inception (February 4, 2008) to December 31, 2008:

	2009	2008
Current:
Federal	$ -	$ -
State	-	-
Deferred	-	-
	$ -	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$ 28,849	$ 11,197
Total deferred tax assets	28,849	11,197
Less: Valuation allowance	(28,849)	(11,197)
Net deferred tax assets	$ -	$ -

MUSICIAN’S EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $28,849 and $11,197, respectively, which will begin to expire 2028.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2009 and 2008 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2009 and 2008:

	2009	2008
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

Common Stock

On February 4, 2008, the Company issued its sole officer of the Company 750,000 shares of its $0.001 par value common stock at a price of $0.01 per share for a total amount raised of $7,500 in cash.

On February 20, 2008, the Company issued 100,000 shares of its common stock toward legal fees totaling $10,000 at a value of approximately $0.10 per share.  The shares were valued with the fair value of the services rendered.

On November 16, 2009, the Company completed its offering and issued a total of 550,000 shares of common stock for cash to investors and raised a total of $55,000.  The Company recorded $5,000 of direct offering costs against the proceeds.

On November 18, 2009, the Company issued 50,000 shares of its common stock toward transfer agent fees totaling $5,000 at a value of approximately $0.10 per share.  The shares were valued with the fair value of the common stock.

MUSICIAN’S EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2009, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of December 31, 2009, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the period of inception (February 4, 2008) through December 31, 2008, the Company’s president received cash of $2,800 which is considered compensation.

During the period of inception (February 4, 2008) through December 31, 2008, the Company received inventory valued at cost of $555 from its sole officer and director of the Company which was considered a loan.  As of December 31, 2008, the Company paid $437 toward the loan and the remaining balance of the loan is $55.  (See Note 4)

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 5, 2010, the date which the financial statements were available to be issued.  As of March 5, 2010, there were no material subsequent events.