Form 10-Q
period 2010-06-30
Musician's Exchange
filed 2010-08-16
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 9, 2010 was 14,500,000 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$17,917	$32,091
Inventory	2,266	2,266
Total current assets	20,183	34,357

Total assets	$20,183	$34,357

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$62,627	$43,229
Notes payable	1,000	1,000
Notes payable - related party	55	55
Total current liabilities	63,682	44,284

Total liabilities	63,682	44,284

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 14,500,000 and 14,500,000 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	14,500	14,500
Additional paid-in capital	58,000	58,000
Deficit accumulated during development stage	(115,999)	(82,427)
Total stockholders' deficit	(43,499)	(9,927)

Total liabilities and stockholders' deficit	$20,183	$34,357

See Accompanying Notes to Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

					Inception
					(February 4, 2008)
	For the three months ended		For the six months ended		to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Revenue	$-	$545	$-	$1,958	$5,872

Cost of goods sold	-	493	-	1,753	5,441

Gross profit	-	52	-	205	431

Operating expenses:
General and administrative	-	385	313	561	2,204
Executive compensation - related party	-	-	-	-	2,800
Professional fees	16,240	12,023	33,259	21,023	111,426
Total operating expenses	16,240	12,408	33,572	21,584	116,430

Net loss	$(16,240)	$(12,356)	$(33,572)	$(21,379)	$(115,999)

Weighted average number of common	14,500,000	8,500,000	14,500,000	8,500,000
shares outstanding - basic

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Financial Statements.

MUSICIAN'S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

			Inception
			(February 4, 2008)
	For the six months ended		to
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,572)	$(21,379)	$(115,999)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	15,000
Changes in operating assets and liabilities:
(Increase) in inventory	-	(223)	(2,266)
Increase in accounts payable	19,398	21,023	62,627

Net cash used in operating activities	(14,174)	(579)	(40,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs	-	-	57,500
Proceeds from notes payable	-	-	1,000
Proceeds from notes payable - related party	-	337	892
Payments to notes payable - related party	-	(400)	(837)

Net cash provided by financing activities	-	(63)	58,555

NET CHANGE IN CASH	(14,174)	(642)	17,917

CASH AT BEGINNING OF YEAR	32,091	840	-

CASH AT END OF YEAR	$17,917	$198	$17,917

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Number of shares issued for services	-	-	150,000

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

Earnings per share
The Company follows FASB ASC Topic 260, “Earnings per Share,” (“EPS”). Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (February 4, 2008) through the period ended June 30, 2010 of ($115,999). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – INVENTORY

Inventories consist of the following at:

June 30, 2010
Finished goods	$ 2,266
$ 2,266

NOTE 4 – NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at:

June 30, 2010
Note payable, unsecured, 0% interest, due upon demand	$ 1,000

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	55

$ 1,055

Interest expense for the three months ended June 30, 2010 and 2009 was $0 and $0, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

On March 14, 2010, the Company effected a 10-for-1 forward stock split of its $0.001 par value common stock.

All shares and per share amounts have been retroactively restated to reflect the split discussed above.

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

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

As of June 30, 2010, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of June 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – SUBSEQUENT EVENTS

On July 22, 2010, the Company executed binding agreements to purchase the assets of Speechphone LLC and its related entities.  The Company is currently in the due diligence phase and plans to close the transactions in August 2010.  One of the material conditions to close the transaction is the completion of the audited financial statements of Speechphone LLC and its related entities.  As of the date of this filing, Speechphone LLC has not completed all of the conditions to close.  The following paragraphs detail the entities being purchased and the consideration being exchanged:

On July 22, 2010, the Company entered into an Agreement of Purchase and Sale of Assets with SpeechPhone LLC, a Delaware Limited Liability Company (“SpeechPhone”) to purchase substantially all of the assets of SpeechPhone in exchange for Ten Million Two Hundred Fifty Thousand (10,250,000) restricted shares of our common stock, $0.001 par value concurrent with the Closing.

On July 22, 2010, the Company entered into an Agreement of Purchase and Sale of Assets with MDM Intellectual Property LLC, a California Limited Liability Company (“MDM”) to purchase substantially all of the assets of MDM in exchange for Six Million One Hundred Fifty Thousand (6,150,000) restricted shares of our common stock, $0.001 par value, concurrent with closing.

On July 22, 2010, the Company entered into an Agreement of Purchase and Sale of Assets with SpeechCard LLC, a Delaware Limited Liability Company (“SpeechCard”) to purchase substantially all of the assets of SpeechCard in exchange for One Million Twenty Five Thousand (1,025,000) restricted shares of common stock, $0.001 par value, concurrent with closing.

MUSICIAN’S EXCHANGE
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

On July 22, 2010, the Company entered into an Agreement of Purchase and Sale of Assets with Voice Assist LLC, a Delaware Limited Liability Company (“Voice Assist”) to purchase substantially all of the assets of Voice Assist in exchange for Two Million Fifty Thousand (2,050,000) restricted shares of common stock, $0.001 par value, concurrent with closing.

Pursuant to the agreements mentioned above, the Company agreed to issue Two Million (2,000,000) convertible preferred voting shares to Michael D. Metcalf, the managing member of the four (4) companies mentioned above, in exchange for extinguishing One Million Seven Hundred Thousand dollars ($1,700,000) in debt, to release the assets being acquired under the terms and conditions of the agreements described above.

As a condition to the closing the above agreements, the Company will issue One Million Twenty Five Thousand (1,025,000) shares of common stock in exchange for 100% of Mr. Metcalf’s concept Music By Voice.

Upon closing the Company will issue a total of Twenty Million Five Hundred Thousand (20,500,000) shares of our common stock and Two Million (2,000,000) shares of our preferred stock.

Closing of the asset purchase transactions are anticipated to occur on or about August 2010.  Copies of the agreements were filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Current Report on Form 8-K filed on July 29, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, statements regarding:

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

o	our ability to attract key personnel;

o	our ability to operate profitably;

o	our ability to complete the acquisition of SpeechPhone and its related entities;

o	our ability, assuming we complete the SpeechPhone transaction, to incorporate the SpeechPhone assets into our operations;

o	our ability to generate sufficient funds to operate the SpeechPhone operations, upon completion of our acquisition;

o	deterioration in general or regional economic conditions;

o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o	inability to achieve future sales levels or other operating results;

o	the inability of management to effectively implement our strategies and business plans;

o	the unavailability of funds for capital expenditures;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies.  These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission.  We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Agreements of Purchase and Sale of Assets

On July 22, 2010, we entered into an Agreement of Purchase and Sale of Assets with SpeechPhone LLC, a Delaware Limited Liability Company (“SpeechPhone”) to purchase substantially all of the assets of SpeechPhone in exchange for Ten Million Two Hundred Fifty Thousand (10,250,000) restricted shares of our common stock, $0.001 par value concurrent with the Closing.

On July 22, 2010, we entered into an Agreement of Purchase and Sale of Assets with MDM Intellectual Property LLC, a California Limited Liability Company (“MDM”) to purchase substantially all of the assets of MDM in exchange for Six Million One Hundred Fifty Thousand (6,150,000) restricted shares of our common stock, $0.001 par value, concurrent with closing.

On July 22, 2010, we entered into an Agreement of Purchase and Sale of Assets with SpeechCard LLC, a Delaware Limited Liability Company (“SpeechCard”) to purchase substantially all of the assets of SpeechCard in exchange for One Million Twenty Five Thousand (1,025,000) restricted shares of common stock, $0.001 par value, concurrent with closing.

On July 22, 2010, we entered into an Agreement of Purchase and Sale of Assets with Voice Assist LLC, a Delaware Limited Liability Company (“Voice Assist”) to purchase substantially all of the assets of Voice Assist in exchange for Two Million Fifty Thousand (2,050,000) restricted shares of common stock, $0.001 par value, concurrent with closing.

Pursuant to the agreements mentioned above, we agreed to issue Two Million (2,000,000) convertible preferred voting shares to Michael D. Metcalf, the managing member of the four (4) companies mentioned above, in exchange for extinguishing One Million Seven Hundred Thousand dollars ($1,700,000) in debt, to release the assets being acquired under the terms and conditions of the agreements described above.

As a condition to the closing the above agreements, we will issue One Million Twenty Five Thousand (1,025,000) shares of common stock in exchange for 100% of Mr. Metcalf’s concept Music By Voice.

Upon closing we will issue a total of Twenty Million Five Hundred Thousand (20,500,000) shares of our common stock and Two Million (2,000,000) shares of our preferred stock.

Closing of the asset purchase transactions are anticipated to occur on or about August 2010.  Copies of the agreements were filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Current Report on Form 8-K filed on July 29, 2010.

About SpeechPhone LLC

SpeechPhone LLC was founded in 2002 with the fundamental mission to add speech to every phone.  SpeechPhone develops and partners with existing service providers to market speech recognition based virtual assistants that unify communications and messaging through a single personal phone number.  SpeechPhone virtual assistants empower the mobile workforce through more efficient communication and easy access to information from any phone or any computer.  For more information on SpeechPhone visit their web site at www.speechphone.net.

OVERVIEW

Since inception, we have relied on equity financing to fund our operations to date.  We have incurred a net loss of $115,999 since our inception on February 4, 2008 through June 30, 2010.  Upon closing of the agreements of purchase and sale of assets mentioned above, our focus will be redirected to that of the business of SpeechPhone.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Musician’s as a going concern.  Musician’s may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use borrowings and security sales to mitigate the effects of cash flow deficits; however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Musician’s be unable to continue existence.

Results of Operations

Revenues

In this period ended June 30, 2010, we did not generate any revenues.  In comparable six month period ended June 30, 2010, we generated $1,958.  Since our inception on February 4, 2008 through June 30, 2010, we have generated $5,872 in revenues from inventory sales on our website.

Expenses

Operating expenses totaled $16,240 during the three months ended June 30, 2010 as compared to $12,408 in the prior year.  Operating expenses consisted solely of professional fees in the three months ended June 30, 2010.

Professional fees increased $4,217 from the three months ended June 30, 2009 to the three months ended June 30, 2010.  This increase was primarily due to an increase in legal and transfer agent fees of $3,287 and $1,353, respectively.

General and administrative expenses decreased $385 from the three months ended June 30, 2009 to the three months ended June 30, 2010.  In the three months ended June 30, 2010 we did not incur any general and administrative expenses.  The decrease was due to less bank service charges and not having to pay State filing fees during the period ended June 30, 2010.

Professional fees increased $12,236 from the six months ended June 30, 2009 to the six months ended June 30, 2010.  This increase was primarily due to an increase in legal and transfer agent fees of $4,036 and $7,519, respectively.

General and administrative expenses decreased $248 from the six months ended June 30, 2009 to the six months ended June 30, 2010.  The decrease was due to less bank service charges and not having to pay for State filing fees during the period ended June 30, 2010.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2010 compared to December 31, 2009.

	June 30, 2010	December 31, 2009	Increase / (Decrease)
			$	%

Current Assets	$20,183	$34,357	$(14,174)	(41%)

Current Liabilities	63,682	44,284	19,398	44%

Working Capital (deficit)	$(43,499)	$(9,927)	$33,572	338%

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

Item 1A. Risk Factors

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2009 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We have no recent sales of unregistered securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on February, 4, 2008 through the period ended June 30, 2010.

Item 6. Exhibits.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Musician’s Exchange		SB-2		3(i)(a)	2/29/08
3(ii)(a)	Bylaws of Musician’s Exchange		SB-2		3(ii)(a)	2/29/08
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
10.1	Agreement of Purchase and Sale of Assets between MUEX and SpeechPhone, LLC		8-K		10.1	7/29/10
10.2	Agreement of Purchase and Sale of Assets between MUEX and MDM Intellectual Property, LLC		8-K		10.2	7/29/10
10.3	Agreement of Purchase and Sale of Assets between MUEX and Voice Assist, LLC		8-K		10.3	7/29/10
10.4	Agreement of Purchase and Sale of Assets between MUEX and SpeechCard, LLC		8-K		10.4	7/29/10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSICIAN’S EXCHANGE
(Registrant)

By/S/ Daniel Van Ness
      Daniel Van Ness, Chief Executive Officer
      (On behalf of the registrant and as
       principal financial officer)

Date:  August 13, 2010