Form 10-Q
period 2010-09-30
Voice Assist, Inc.
filed 2010-11-22
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-149446

VOICE ASSIST, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 South Pointe Dr., Suite 100, Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

(949) 655-1677

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
Yes ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 5, 2010 was 26,600,000 shares.

VOICE ASSIST, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC.
(FORMERLY MUSICIAN'S EXCHANGE)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$20,960	$-
Accounts receivable	600	-
Deferred customer activation costs	21,482	4,922
Prepaid expenses	8,563	5,063
Total current assets	51,605	9,985

Property and equipment, net	117,514	118,305
Software development, net	617,576	589,953

Other assets:
Other assets	28,643	28,643
Total other assets	28,643	28,643

Total assets	$815,338	$746,886

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$79,249	$61,084
Accounts payable - related party	-	342,966
Bank overdraft	-	19,174
Accrued expenses - related party	-	1,287,000
Accrued income taxes	-	4,900
Accrued interest payable	-	580,478
Accrued interest payable - related party	-	102,374
Deferred revenue	87,418	22,552
Equipment loans - current portion	3,192	26,314
Loans payable - salaries converted to loans	-	1,723,399
Loans payable - related parties	335,530	558,048
Total current liabilities	505,389	4,728,289

Non current liabilities:
Equipment loans - long term portion	8,824	8,824

Total liabilities	514,213	4,737,113

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 and no shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	2,000	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 26,600,000 and 20,488,960 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	26,600	20,489
Additional paid-in capital	12,007,393	7,388,353
Retained deficit	(11,734,868)	(11,399,069)
Total stockholders' equity (deficit)	301,125	(3,990,227)

Total liabilities and stockholders' equity (deficit)	$815,338	$746,886

See Accompanying Notes to Financial Statements.

VOICE ASSIST, INC.
(FORMERLY MUSICIAN'S EXCHANGE)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Operating revenue:
Telephony services	$312,233	$170,529	$983,833	$563,056
Other revenue	-	1,125	2,250	9,875
Total revenue	312,233	171,654	986,083	572,931

Direct costs:
Direct cost of services	73,844	56,469	178,965	215,475
Other costs of revenue	5,387	10,589	13,679	47,364
Total direct cost of services	79,231	67,058	192,644	262,839
Operating expenses:
Selling, general and administrative	242,526	69,444	558,457	290,521
Selling, general and administrative - related parties	106,149	71,650	259,715	212,191
Advertising and marketing	3,345	13,640	28,856	36,254
Depreciation and amortization	83,536	13,258	104,997	45,329
Total operating expenses	435,556	167,992	952,025	584,295

Net (loss) from operations	(202,554)	(63,396)	(158,586)	(274,203)

Other income and (expense)
Interest expense	(62,081)	(61,262)	(188,180)	(177,994)
Other income (expense)	-	2,940	9,367	21,840
Total other income (expense)	(62,081)	(58,322)	(178,813)	(156,154)

Net (loss) before income taxes	(264,635)	(121,718)	(337,399)	(430,357)

Income tax benefit (expense)	1,600	-	1,600	(5,545)

Net (loss)	$(263,035)	$(121,718)	$(335,799)	$(435,902)

Weighted average number of common	20,566,304	12,586,585	20,521,293	12,586,585
shares outstanding - basic

Net loss per share - basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)

See Accompanying Notes to Financial Statements.

VOICE ASSIST, INC.
(FORMERLY MUSICIAN'S EXCHANGE)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(335,799)	$(435,902)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	104,997	45,329
Changes in operating assets and liabilities:
Accounts receivable	(600)	1,519
Deferred customer activation costs	(16,559)	3,431
Prepaid expense	(3,500)	(63)
Other assets	-	2,032
Accounts payable	(53,848)	(80,162)
Accounts payable - related party	101,584	167,840
Bank overdraft	19,174	-
Accrued expenses - related party	(65,820)	-
Accrued income taxes	(4,900)	800
Accrued interest payable	145,782	71,396
Accrued interest payable - related party	2,306	7,071
Deferred customer activation fees	64,867	(23,604)

Net cash used in operating activities	(42,316)	(240,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition and development of software	(100,527)	(235,897)
Purchase of equipment	(31,300)	(39,328)

Net cash used in investing activities	(131,827)	(275,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired upon reverse merger	513	-
Proceeds from equipment loans	-	23,945
Proceeds from loans payable	311,500	-
Proceeds from loans payable - related party	89,160	57,233
Repayment of equipment loans	(23,126)	-
Repayment of loans payable	(14,000)	(5,849)
Repayment of loans payable - related party	(178,944)	(4,243)
Proceeds from issuance of common stock	10,000	444,469

Net cash provided by financing activities	195,103	515,555

NET CHANGE IN CASH	20,960	17

CASH AT BEGINNING OF YEAR	-	-

CASH AT END OF PERIOD	$20,960	$17

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES:
Debt converted into preferred stock	$1,700,000	$-
Debt extinguished for common stock	$2,950,301	$-

See Accompanying Notes to Financial Statements.

VOICE ASSIST, INC.
(FORMERLY MUSICIAN’S EXCHANGE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2009 and 2008 and notes thereto included in the Company’s 8-K filed on November 12, 2010. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization

The Company was incorporated under the laws of the State of Nevada on February 4, 2008 as Musician’s Exchange.  The Company developed an internet destination and marketplace for musicians.

On September 28, 2010, the Company amended its articles of incorporation and changed its name from Musician’s Exchange to Voice Assist, Inc.

On July 22, 2010, the Company entered into an Agreement of Purchase and Sale of Assets with SpeechPhone, LLC, a Delaware Limited Liability Company (“Speechphone”) to purchase substantially all of the assets of Speechphone in exchange for 10,250,000 shares of common stock and also agreed to issue 2,000,000 shares of convertible preferred stock in exchange for extinguishment of $1,700,000 in debt.

On July 22, 2010, the Company entered into an Agreement of Purchase and Sale of Assets with MDM Intellectual Property, LLC, a California Limited Liability Company (“MDM”) to purchase substantially all of the assets of MDM in exchange for 6,150,000 shares of common stock.

VOICE ASSIST, INC.
(FORMERLY MUSICIAN’S EXCHANGE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 22, 2010, the Company entered into an Agreement of Purchase and Sale of Assets with SpeechCard, LLC, a Delaware Limited Liability Company (“SpeechCard”) to purchase substantially all of the assets of SpeechCard in exchange for 1,025,000 shares of common stock.

On July 22, 2010, the Company entered into an Agreement of Purchase and Sale of Assets with Voiceassist, a Delaware Limited Liability Company (“Voiceassist”) to purchase substantially all of the assets of Voiceassist in exchange for 2,050,000 shares of common stock.

In connection with the Agreement of Purchase and Sale of Assets, the Company agreed to issue 1,025,000 shares to purchase a Mr. Michael Metcalf’s concept, Music By Voice and shareholders agreed to cancel a total of 8,400,000 shares upon the close of the transaction.

On September 30, 2010, the transaction was closed and substantially all of the assets and certain liabilities of Speechphone and related entities listed above were acquired by the Company. For accounting purposes, the acquisition of substantially all of the assets and certain liabilities of Speechphone by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Speechphone based on the factors demonstrating that Speechphone represents the accounting acquirer.  The historic financial statements of Speechphone and related entities, while historically presented as an LLC equity structure, have been retroactively presented as a corporation for comparability purposes.  The Company changed its business direction and is now a voice recognition technology company focused on enabling access to any information through any device using speech technology.

Principles of Consolidation

The consolidated financial statements include the accounts of Voice Assist, Inc. (Nevada corporation), and the acquired assets and liabilities Speechphone, LLC (Delaware limited liability corporation), MDM Intellectual Property, LLC (California Limited Liability Company), SpeechCard, LLC (Delaware Limited Liability Company) and Voiceassist (Delaware Limited Liability Company).  All significant inter-company balances and transactions have been eliminated.  Voice Assist, Inc., Speechphone, LLC, SpeechCard, LLC and Voiceassist will be collectively referred herein to as the “Company”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Generally, matters subject to estimation and judgment include amounts related to asset impairments, useful lives of fixed assets and capitalization of costs for software developed for internal use.  Actual results could differ from those estimates.

VOICE ASSIST, INC.
(FORMERLY MUSICIAN’S EXCHANGE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  The Company’s cash positions represent cash on deposit in checking accounts.  These assets are generally available on a daily basis and are highly liquid in nature.

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, generally when services have been rendered. The Company recognized revenue from sales of $983,833 and $563,056 during the nine months ended September 30, 2010 and 2009, respectively.  The Company recognized revenue from sales of $312,233 and $170,529 during the three months ended September 30, 2010 and 2009, respectively.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $87,418 at September 30, 2010.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $21,482 at September 30, 2010.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the nine months ended September 30, 2010.

Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives that range from 5 to 7 years.  Property and equipment consist of the following:

	September 30, 2010	December 31, 2009
Network Infrastructure	$1,024,773	$922,279
Software	344,410	405,710
Machinery & Equipment	62,361	74,441
Furniture & Fixtures	32,051	32,051
Less: Accumulated Depreciation	(1,348,268)	(1,316,176)

Property and Equipment, Net	$117,514	$118,305

VOICE ASSIST, INC.
(FORMERLY MUSICIAN’S EXCHANGE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2010 and 2009, depreciation was $32,092 and $45,329, respectively.  During the three months ended September 30, 2010 and 2009, depreciation was $10,631 and $13,258, respectively.

Software Development Costs

The Company has adopted the provisions of the Software Topic of the FASB ASC to account for its internally and externally developed software costs since the Company is dependent on the software to provide the enhanced services.  The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for use. Software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements.  Amortization is computed on an individual project basis using the straight-line method over the estimated economic life of the projected product, generally three to five years.

As of September 30, 2010 and December 31, 2009, software development costs not yet amortized are $617,576 and $589,953, respectively.  During the nine months ended September 30, 2010 and 2009, amortization was $72,905 and $0, respectively.  During the three months ended September 30, 2010 and 2009, amortization was $72,905 and $0, respectively.

Impairment

FASB ASC 360-10-35-21 (Prior authoritative literature, FASB Statement 144, Accounting for the Impairment and Disposal of Long-Lived Assets) requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during the nine and three months ended September 30, 2010 and 2009.

Stock-based Payments

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30 (Prior authoritative literature, EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services).

VOICE ASSIST, INC.
(FORMERLY MUSICIAN’S EXCHANGE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2010-26 and believes that none of them will have a material effect on the company’s financial statements, except for the one listed below.

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

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $335,799 and cash used by operations of $42,316 for the nine months ended September 30, 2010, and had a working capital deficit of $453,784 as of September 30, 2010.  These factors raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company is dependent upon debt and equity financing to continue operations. It is management’s plans to raise necessary funds via private placements of its common stock to satisfy the capital requirements of the Company’s business plan.  There is no assurance that the Company will be able to obtain the necessary funds through continuing debt and equity financing to have sufficient operating capital to support a level of operations to obtain a level of cash flow to sustain continuing operations. If the Company is successful in raising the necessary funds, there is no assurance that the Company will successfully implement its business plan. The Company’s continuation as a going concern is dependent on the Company’s ability to raise additional funds through a private placement of its common stock or debt sufficient to meet its obligations on a timely basis and ultimately to attain profitable operations.

VOICE ASSIST, INC.
(FORMERLY MUSICIAN’S EXCHANGE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

The Company received advances totaling $335,530 during the period ended September 30, 2010. These advances are due upon demand, unsecured, and carry 0% interest. An officer of the Company is an officer of the related party.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock.

On October 4, 2010, the Company’s board of directors authorized Series A Convertible Preferred Stock.  The Series A Convertible Preferred stock has a liquidation preference of $1.25 per share and is not entitled to dividends.  The Series A Convertible Preferred stock may be converted on a 1:1 basis into shares of common stock at any time at the option of the holder, subject to adjustments for stock dividends, combinations or splits.  The Series A Convertible Preferred stock has protective provisions.  As long as any Series A Convertible Preferred are outstanding, this Corporation shall not without first obtaining approval of the holders of at least two-thirds of the outstanding Series A Convertible Preferred which is entitled, other than solely by law, to vote with respect to the matter, and which Series  Preferred represents at least two-thirds of the voting power of the then outstanding Series A Convertible Preferred: (a) sell, convey or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Corporation is disposed of; (b) alter or change the rights, preferences or privileges of the Series A Convertible Preferred so as to affect adversely the Series A Convertible Preferred; (c) increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock; (d) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Series A Convertible Preferred with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or amend the Corporation’s Articles of Incorporation or bylaws.

On September 30, 2010, the Company issued 2,000,000 shares of Series A Convertible Preferred stock in exchange for extinguishment of $1,700,000 in debt.

As of September 30, 2010, there have been no other issuances of preferred stock.

VOICE ASSIST, INC.
(FORMERLY MUSICIAN’S EXCHANGE)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On September 30, 2010, the Company completed its Agreement of Purchase and Sale of Assets with Speechphone, LLC, MDM LLC, Speechcard, LLC and Voiceassist and issued a total of 20,500,000 restricted shares of common stock of the Company.  In connection with the Agreement of Purchase and Sales of Assets, principal shareholders cancelled a total of 8,400,000 shares upon the close of the transaction.

As of September 30, 2010, there have been no other issuances of common stock.

NOTE 5 – WARRANTS AND OPTIONS

As of September 30, 2010, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 – LEASE COMMITMENT

The Company leases commercial office space.  The office space comprises approximately 4,200 square feet located at 2 South Pointe Drive, Suite 100, Lake Forest, CA  92630.  The lease was signed on June 1, 2008 and is for thirty-six (36) months with a monthly cost of $8,643.  Future payout amounts for the years ended December 31, 2010 and 2011 are $103,716 and $43,214, respectively.

Rent expense for the nine months ended September 30, 2010 and 2009 was $79,244 and $67,957, respectively. Rent expense for the three months ended September 30, 2010 and 2009 was $26,984 and $17,294, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include, among other things, statements regarding:

o	our ability to diversify our operations;

o	our ability to implement our business plan of voice recognition technology;

o	unavailability of funds for capital expenditures and/or general working capital;

o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	our ability to attract key personnel;

o	our ability to operate profitably;

o	our ability to incorporate the SpeechPhone assets into our operations;

o	our ability to generate sufficient funds to operate the SpeechPhone operations, as a result of completion of our acquisition;

o	deterioration in general or regional economic conditions;

o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o	inability to achieve future sales levels or other operating results;

o	the inability of management to effectively implement our strategies and business plans;

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

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Voice Assist”, “the Company”, and similar terms refer to Voice Assist, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Background

On July 22, 2010 Voice Assist, Inc., formerly Musician’s Exchange, entered into agreements with SpeechPhone LLC, MDM Intellectual Property LLC, SpeechCard LLC, and Voice Assist LLC for the acquisition of essentially all the assets of the entities. As a result of the asset acquisitions, which occurred on September 30, 2010, our entire operations are currently based upon the operations of the assets acquired.

The acquisition was accounted for as a recapitalization effected by an exchange of shares for the assets, wherein SpeechPhone LLC and related entities are considered the acquirer for accounting and financial reporting purposes.

Change in Control

In connection with the closing of the asset acquisitions, Mr. Michael Metcalf acquired control of the Company. Mr. Michael Metcalf acquired beneficial control of approximately 20,500,000 shares of common stock as a result of his position as managing member of the entities from whom we acquired the assets pursuant to the Agreements of Purchase and Sale of Assets. Additionally, Mr. Michael Metcalf received 2,000,000 shares of Series A Preferred stock in connection with the conversion of debt, as part of the closing of the Agreements of Purchase and Sale of Assets.

Additionally, in connection with the closing of the Agreements of Purchase and Sale of Assets, Mr. Daniel Van Ness resigned from his position as the sole member of the Board of Directors and as President, Chief Executive Officer and Treasurer of the Company effective September 30, 2010. Prior to the resignation of Mr. Daniel Van Ness, the Board of Directors appointed Mr. Michael Metcalf to serve as the sole member of the Board of Directors, President and Chief Executive Officer of the Company on September 30, 2010.  In addition and effective September 30, 2010, Mr. Andrew Widme resigned from his position as Secretary of the Company and Ms. Donna Moore was appointed to serve as the Company’s Chief Financial Officer, Secretary and Treasurer.

Our Operations

Voice Assist is a hosted speech services provider offering cloud based speech recognition technology designed to voice enable mobile applications.  Voice Assist provides hands-free safe driving applications such as voice dialing, email by voice, text by voice and posting to social networks by voice.  Voice Assist also works with 3rd party developers to voice enable any mobile app.  Voice Assist sells direct to the public via our website at www.voiceassist.com and also licenses technology and provides hosting services to 3rd party developers, wireless service providers and value added resellers.

We believe that the presence of voice technology as an interface in mobile communications has real advantages in a mobile world. Voice interface technology makes portable communications more effective and safer to use. Our development efforts are currently focused on the mobile workforce and building vertical enterprise applications to, among other things, maximize employee productivity and safety while driving.  Voice Assist is also focused on building tools to empower 3rd party developers to add voice technology into existing applications.

Our strategy is to build simple to use applications with wide market appeal and augment this effort with vertical applications designed for specific purposes such as CRM, Healthcare, Insurance and other vertical markets. We intend to aggressively market our “safe driving” application and continue to form strategic alliances with value added resellers and carriers.  We believe the combination of these activities will result in increased revenue over time.

How We Generate Revenue

We currently earn our revenues from subscribers who pay us a monthly recurring fee to use our services.  We also generate revenue by hosting speech applications and providing enhanced communication services to resellers and other service providers.  When the development portal is complete, we also expect to generate revenue on a pay per use basis and/or also based on revenue sharing with 3rd party application developers.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company incurred a net loss of $335,799 and cash used by operations of $42,316 for the nine months ended September 30, 2010, and had a working capital deficit of $453,784 as of September 30, 2010.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

The following table summarizes selected items from the statement of operations at September 30, 2010 compared to September 30, 2009. The financial data should be read in conjunction with the financial statements, related notes and other financial information included in this Report.

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009	$	%	2010	2009	$	%
OPERATING REVENUE
Hosted Speech Services	$312,233	$170,529	$141,704	83%	$983,833	$563,056	$420,777	75%
Other Income	-	1,125	(1,125)	(100%)	2,250	9,875	(7,625)	(77%)
Total Revenue	312,233	171,654	140,579	82%	986,083	572,931	413,152	72%

OPERATING EXPENSES
Direct Cost of Services	73,844	56,469	17,375	31%	178,965	215,475	(36,510)	(17%)
Other Costs of Revenue	5,387	10,589	(5,202)	(49%)	13,679	47,364	(33,685)	(71%)
Total Direct Cost of Services	79,231	67,058	12,173	19%	192,644	262,839	(70,195)	(27%)

Selling, General and Administrative	242,526	69,444	173,082	249%	558,457	290,521	267,936	93%
Selling, General and Administrative – Related Parties	106,149	71,650	34,499	48%	259,715	212,191	47,524	22%
Advertising and Marketing	3,345	13,640	(10,295)	(75%)	28,856	36,254	(7,398)	(20%)
Depreciation and Amortization	83,536	13,258	70,278	530%	104,997	45,329	59,668	132%
Total Operating Expenses	435,556	167,992	267,564	159%	952,025	584,295	367,730	63%

Net Income (Loss) from Operations	(202,554)	(63,396)	139,158	220%	(158,586)	(274,203)	(115,617)	(43%)

OTHER INCOME AND (EXPENSE)
Interest Expense	(62,081)	(61,626)	455	1%	(188,180)	(177,994)	10,186	6%
Other Income (Expense)	-	2,940	(2,940)	(100%)	9,367	21,840	(12,473)	(57%)
Total Other Income (Expense)	(62,081)	(58,322)	3,759	6%	(178,813)	(156,154)	22,659	15%

Net (Loss) before Income Taxes	(264,635)	(121,718)	142,916	118%	(337,399)	(430,357)	(92,959)	(22%)
Income Tax Expense	1,600	-	1,600	100%	1,600	(5,545)	(3,945)	(71%)
NET (LOSS)	$(263,035)	$(121,718)	$141,316	117%	$(335,799)	$(435,902)	$(100,104)	(23%)

Revenues

The increase in our revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 resulted primarily from negotiation of a contract with a distributor that then sells the service.  The increase in our revenues from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 resulted primarily from negotiation of a contract with a distributor that then sells the service to customers.

Notably the Company sales continue to increase by word of mouth and the viral impact of existing subscribers using the service with no dedicated sales staff members and with little or no marketing budget allocated in the current year to date numbers.  Concurrent with the acquisition of additional working capital, the Company plans to recruit, hire, train and maintain a business development team to further increase sales and launch more aggressive marketing plans.

Total Direct Cost of Services

Total cost of services consists primarily of carrier fees for the services provided to customers.

Total cost of services increased $12,173 from the three months ended September 30, 2009 to the three months ended September 30, 2010.  The increase was primarily as a result of short run expansion of carrier fees.

Total cost of services decreased $70,195 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  The decrease in our total cost of services is as a result of negotiating lower costs with telecom carriers and key vendors and suppliers.

Management intends to continue to aggressively negotiate carrier fees with the telecom carriers and key vendors and suppliers.  Therefore, the intent is to continue to reduce these costs.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of rent, payroll expense, commissions, and contract labor for software maintenance.

Selling, general and administrative expenses increased $173,082 from the three months ended September 30, 2009 to the three months ended September 30, 2010.  This increase was primarily due to payroll expenses, commissions, and contracted accounting expense.

Selling, general and administrative expenses increased $267,936 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  This increase was primarily due to the same expenses as the increase in the three month periods ending September 30, 2010 and 2009.

Selling, general and administrative expenses are expected to increase through the end of the current year and in the future as the Company adds personnel to handle the anticipated increased sales and customers needing customer service.

Selling, General and Administrative – Related Parties

Selling, general and administrative – related party’s expenses consist primarily of management fees and voice talent utilized for the greetings, prompts and messages for the telephone service.

Selling, general and administrative – related party’s expenses increased $34,499 from the three months ended September 30, 2009 to the three months ended September 30, 2010.  The increase was the result of an increase in management fees charged.

Selling, general and administrative – related party’s expenses increased $47,524 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  The increase was the result of an increase in management fees charged.

The selling, general and administrative – related party’s expenses are expected to decrease for the remainder of the year and in the future because there will not be any more management fees charged.

Advertising and Marketing

Advertising and Marketing expenses consist primarily of advertising promotions and costs of marketing meetings for sales opportunities.

Advertising and marketing expenses decreased $10,295 from the three months ended September 30, 2009 to the three months ended September 30, 2010. The decrease was primarily as a result of not aggressively pursuing advertising opportunities.

Advertising and marketing expenses decreased $7,398 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The decrease was primarily as a result of not aggressively pursuing advertising opportunities.

Advertising and marketing expenses are expected to increase through the remainder of the current year and into the future as the Company aggressively pursues promotion opportunities and advertising of new products being introduced.

Depreciation and Amortization

Depreciation and amortization consists primarily of depreciation of fixed assets and amortization of software development costs.

Depreciation and amortization expenses increased $70,278 from the three months ended September 30, 2009 to the three months ended September 30, 2010. The increase was the result of amortization of software development costs for projects launched for sale and use.

Depreciation and amortization expenses increased $59,668 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The increase was the result of amortization of software development costs for projects launched for sale and use.

Depreciation and amortization expenses will continue to increase as more projects are released for sale and use and the need to amortize the software development costs associated with those projects.

Net (Loss) from Operations

Net loss from operations increased $139,158 from the three months ended September 30, 2009 to the three months ended September 30, 2010. The increase was primarily as a result of increase in costs at a greater rate than the increase in sales during this three month period.

Net loss from operations decreased $115,617 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The decrease was primarily as a result of controlling costs as the sales increased for the entire nine month period.

Management expects that the net loss from operations to continue to decrease as the sales increase and there is a continued effort to reduce cost of sales and other expenses associated with the business.

Interest Expense

Interest expense increased $455 from the three months ended September 30, 2009 to the three months ended September 30, 2010. The increase was the result of increased loan balances from related parties on which interest was calculated and applied.

Interest expense decreased $10,186 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  The decrease was the result of interest rate adjustments on a few loan balances from related parties.

Management expects interest expense to decrease for the remainder of the year and in the future as all of the loans from related parties were extinguished with the merger.

Other Income

Other income decreased 100% from the three months ended September 30, 2009 to the three months ended September 30, 2010.  The decrease was the result of no longer receiving rent income from subletting part of the leased office space.

Other income decreased $12,473 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  The decrease was the result of no longer receiving rent income from subletting part of the leased office space.

Management expects that other income will remain low because the Company is no longer subletting leased office space.

Net Loss

Our net loss increased $141,316 from the three months ended September 30, 2009 to the three months ended September 30, 2010.  This increase was primarily attributable to costs increasing at a greater rate than the sales for the three month period.

Our net loss decreased $100,104 from the nine months ended September 30, 2009 to the nine months ended September 30, 2010.  The decrease in our net loss was primarily as a result of negotiating reduction in carrier fees for the nine month period.

Management expects the net loss to continue to decrease as the sales increases with the continued effort to reduce costs and negotiate further reductions in major costs such as carrier fees.

Liquidity and Capital Resources

At September 30, 2010, we had $20,960 of cash. To date, we have financed our operations through the issuance of stock, borrowings, and cash flows from operations.

In summary, our cash flows were as follows:

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in) operating activities	$(42,316)	$(240,313)
Net cash provided by (used in) investing activities	(131,827)	(275,225)
Net cash provided by (used in) financing activities	195,103	515,555
Net increase/(decrease) in Cash	20,960	17
Cash, beginning of period	0	0
Cash, end of period	$20,960	$17

Operating activities

Net cash used in operating activities was $42,316 for the nine months ended September 30, 2010, as compared to $240,313 used in operating activities for the same period in 2009. The decrease in net cash used in operating activities was primarily due to an increase in deferred activation costs, a smaller reduction of accounts payable and increase in accrued interest payable.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $131,827, as compared to $275,225 for the same period of 2009. The decrease in net cash used in investing activities was due to a reduction in expenditures for software development.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $195,103, as compared to $515,555 for the same period of 2009. The decrease of net cash provided by financing activities was mainly attributable to a reduction in equity investment from third parties during the period and payments on loans payable to related parties.

We believe that cash flow from operations will meet only a part of our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, implementation of our strategy to expand our sales and marketing initiatives as well as our current research and development programs, increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

As of the date of this Report, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

The software industry in general and the field of speech and voice technologies in particular, is characterized by the existence of a significant number of patents. Litigation and threats of litigation based on allegations of patent infringement and the violation of intellectual property rights are common in software markets and appear to be increasing. Although we attempt to avoid infringing known proprietary rights of third parties, we do not engage in affirmative efforts to attempt to familiarize ourselves with such third-party rights, principally due to the costs that would be involved in such activities. We may be subject to claims and legal proceedings for alleged infringement, either by us or our customers, of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights. In addition, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us.

We typically indemnify our customers from claims against them by third parties that our products infringe such third parties’ intellectual property rights. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management’s attention from our business and require us and our customers to enter into royalty or license agreements that are costly and otherwise disadvantageous to us. Any such claims could also require us to defend our customer against the claim and indemnify our customer for its damages resulting from such claim. Any of these effects could have a material adverse effect on our business and results of operations. Further, parties making these claims may be able to obtain injunctions, preventing us from selling our products. These types of claims could also slow our sales cycle and/or market adoption generally with respect to the affected product, which could harm our business. We may be increasingly subject to infringement claims as the number and features of our products grow, we extend our speech application business and the speech market grows.

Item 1A. Risk Factors

RISKS RELATED TO OUR BUSINESS

We depend upon third-party resellers for a significant portion of our sales. The loss of key third-party resellers, or a decline in third-party resellers’ resale of our products and services, could limit our ability to sustain and grow our revenue.

Our revenues are dependent upon the viability and financial stability of our third-party resellers, as well as upon their continued interest and success in selling our products. In addition, some of our third-party resellers are thinly capitalized or otherwise experiencing financial difficulties. The loss of a significant third-party reseller or our failure to develop new and viable third-party reseller relationships could limit our ability to sustain and grow our revenue. Furthermore, expansion or changes in the focus of our internal sales force, in an effort to increase third-party reseller sales or replace the loss of a significant third-party reseller, could require increased management attention and higher expenditures.

Our contracts with third-party resellers do not require a third-party reseller to purchase our products or services. In fact, many of our third-party resellers also offer the products of some of our competitors. We cannot guarantee that any of our third-party resellers will continue to market our products or devote significant resources to doing so. In addition, although we are actively working to manage potential channel conflicts and maintain strong third-party reseller relationships, certain third-party reseller relationships likely have been adversely affected by the introduction of our own platform product or our direct sales activities, which may have an unfavorable impact on revenue from certain third-party resellers. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third-party resellers in order to address changing market conditions, adapt such relationships to our business strategy, resolve disputes, or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third-party resellers and our business, and result in decreased sales through third-party resellers or threatened or actual litigation. If our third-party resellers do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party resellers possess confidential information concerning our products and services, product release schedules and sales, marketing and third-party reseller operations. Although we have nondisclosure agreements with our third-party resellers, we cannot guarantee that any third-party reseller would not use our confidential information to compete with us.

Speech software products and services generally, and our products and services in particular, may not achieve widespread acceptance, which could require us to modify our sales and marketing efforts and could limit our ability to successfully grow our business.

The market for speech software products remains immature and is rapidly changing. In addition, some of our products are relatively new to the market. Our ability to increase revenue in the future depends on the acceptance by our customers, third-party resellers and end users of speech software solutions generally and our products and services in particular. The adoption of speech software products could be hindered by the perceived costs of licensing and deploying such products, as well as by the perceived deployment time and risks of this relatively new technology. Furthermore, enterprises that have invested substantial resources in existing call centers or touch-tone-based systems may be reluctant to replace their current systems with new products. Accordingly, in order to achieve commercial acceptance, we may have to educate prospective customers, including large, established enterprises and telecommunications companies, about the uses and benefits of speech software in general and our products in particular. We may also need to modify or increase our sales and marketing efforts, or adopt new marketing strategies, to achieve such education. If these efforts fail, prove excessively costly or unmanageable, or if speech software generally does not continue to achieve commercial acceptance, our business would be harmed.

The continued development of the market for our products will depend upon the following factors, among others:

•	acceptance by businesses of the benefits of speech technology;

•	widespread and successful deployment of speech software applications;

•	end-user demand for services and solutions having a voice user interface;

•	demand for new uses and applications of speech software technology, including adoption of voice user interfaces by companies that operate web-based and touch tone IVR self service solutions;

•	adoption of industry standards for speech software and related technologies; and

•	continuing improvements in hardware and telephony technology that may reduce the costs and deployment time of speech software solutions.

Our products and services can have a long sales and implementation cycle and, as a result, our quarterly revenues and operating results may fluctuate.

The sales cycles for our products have typically ranged from three to twelve months, depending on the size of the order and complexity of its terms, the amount of services we are providing, and whether the sale is made directly by us or indirectly through a third-party reseller.

Speech products often require a significant expenditure by a customer. Accordingly, a customer’s decision to purchase our products and services typically requires a lengthy pre-purchase evaluation. We may spend significant time educating and providing information to prospective customers regarding the use and benefits of our products and services. During this evaluation period, we may expend substantial sales, technical, marketing and management resources in such efforts. Because of the length of the evaluation period, we are likely to experience a delay, occasionally significant, between the time we incur these expenditures and the time we generate revenues, if any, from such expenditures. Furthermore, such expenditures frequently do not result in a sale of our products.

After purchase by a customer, it may take time and resources to complete any services we are providing and to integrate our software with the customer’s existing systems. If we are performing services that are essential to the functionality of the software, in connection with its implementation, we recognize license and service revenues based on the percentage of services completed, using contract accounting. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize either license or service revenue until these conditions are met. We have in the past experienced, and may in the future experience, such delays in recognizing revenue. Consequently, the length of our sales and implementation cycles, the deployment process for our products, and the terms and conditions of our license and service arrangements often make it difficult to predict the quarter in which revenue recognition may occur and may cause license and service revenue and our operating results to vary significantly from quarter to quarter.

We are exposed to general economic conditions, which may continue to harm our business.

Over the past several years, there has been a global economic downturn, which has not begun to improve. If United States or global economic conditions deteriorate in the future, it is likely that capital spending will decline and our sales will be adversely affected. If such unfavorable economic conditions persist or worsen in the United States or internationally, such conditions will have a material adverse impact on our business, operating results and financial condition.

If we are unable to attract and retain key personnel, our business could be harmed.

If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our employment relationships are generally at-will and we have had key employees leave in the past. We cannot assure that one or more key employees will not leave in the future. We intend to continue to hire additional highly qualified personnel, including software engineers and operational personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

Our failure to successfully respond to and manage rapid change in the market for speech software could cause us to lose revenue and harm our business. It is essential that we continue to develop new products that achieve commercial acceptance.

The speech software industry remains immature and is rapidly changing. Our future success will depend substantially upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and features that meet changing third-party reseller and end-user requirements and incorporate technological advancements, such as products that speed deployment and accelerate customers’ return on investment, as well as achieve commercial acceptance. Commercial acceptance of new products and technologies that we may introduce will depend on, among other things, the ability of our services, products and technologies to meet and adapt to the needs of our target markets; the performance and price of our products and services and our competitors’ products and services; and our ability to deliver speech solutions, customer service and professional services directly and through our third-party resellers. If we are unable to develop or deploy new products and enhance functionalities or technologies to adapt to these changes, we may be unable to retain existing customers or attract new customers, which could materially harm our business. In addition, as we develop new products, sales of existing products may decrease. If we are unable to offset a decline in revenue from existing products with sales of new products, our business would be adversely affected.

Speech products are not 100% accurate, and we could be subject to claims related to the performance of our products. Any claims, whether successful or unsuccessful, could result in significant costs and could damage our reputation.

Speech recognition natural language understanding and authentication technologies, including our own, are not accurate in every instance. Our customers, which may include in the future financial institutions, using our products to provide important services to their customers including transferring funds to accounts and buying and selling securities could result in claims against our customers or us for losses incurred for any misrecognition of voice commands or incorrect authentication of a user’s voice in connection with these financial or other transactions. Although our contracts usually contain provisions designed to limit our exposure to such liability claims, a claim brought against us based on misrecognition or incorrect authentication, even if unsuccessful, could be time-consuming, divert management’s attention from our business operations, result in costly litigation and harm our reputation. If any such claim is successful, we could be exposed to an award of substantial damages and our reputation could be harmed greatly. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of limitations of liability, disclaimers of warranty or other protective provisions contained in many, but not all of, our contracts.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions of companies or technologies would be accompanied by risks such as:

•	difficulties in assimilating the operations, personnel and technologies of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with impairments of acquired assets, such as goodwill or acquired workforce;

•	increases in the risk of claims against us, related to the intellectual property or other activities of the businesses we acquire;

•	maintenance of uniform standards, controls, procedures and policies; and

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

We cannot guarantee that we will be able to successfully integrate any business, products or technologies, or related personnel that we might acquire in the future. Our inability to integrate successfully any business, products, technologies or personnel we may acquire in the future could materially harm our business.

We are exposed to the liquidity problems of our customers. We may have difficulty collecting amounts owed to us.

Certain of our customers and third-party resellers have experienced, and may in the future experience, credit-related issues. We perform ongoing credit evaluations of customers, but do not require collateral. However, in some instances we may provide longer payment terms. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, we may have difficulty collecting amounts owed to us by such customers, and our business, operating results and financial condition could be adversely impacted.

If the industry standards we support are not adopted as the standards for speech software, customers may not use our speech software products.

The market for speech software remains immature and emerging and industry standards are still being established. We may not be competitive unless our products support changing industry standards; otherwise, customers may choose not to use our speech software products. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales of our products. Furthermore, the existence of multiple standards could chill the market for speech software in general, until a dominant standard emerges.

We rely on a continuous power supply to conduct our operations, and an energy crisis could disrupt our operations and increase our expenses.

We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we, or our customers, may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. If such interruption was lengthy or occurred repeatedly, it could adversely affect our ability to conduct operations, which could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and result in lost revenue, any of which could substantially harm our business and results of operations.

There is doubt about our ability to continue as a going concern without the realization of additional capital. The ability of the Company to continue as a going concern is dependent upon our ability to generate significant operating revenue and raise additional capital from the sale of common stock.

As a result of our deficiency in working capital there is a substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through sales-generated revenue, through sale of our common stock, with traditional financing firms, or through debt facilities.

Information that we may provide to investors from time to time is accurate only as of the date we disseminate it and we undertake no obligation to update the information.

From time to time, we may publicly disseminate forward-looking information or guidance in compliance with Regulation FD promulgated by the Securities and Exchange Commission. This information or guidance represents our outlook only as of the date that we disseminated it, and we undertake no obligation to provide updates to this information or guidance in our filings with the Securities and Exchange Commission or otherwise.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND TECHNOLOGY

Our inability to adequately protect our proprietary technology could harm our ability to compete.

Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect through reliance upon a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection, and may be time-consuming and expensive to obtain, maintain or enforce. Further, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property or to recover adequate compensation from any such infringers.

Although we have filed multiple U.S. patent applications, we have currently only been issued a small number of patents. There is no guarantee that we will be issued additional patents under our current or future patent applications. Any patents that are issued to us could be circumvented or challenged. If challenged, a patent might be invalidated or its claims might be substantially narrowed. Our intellectual property rights may not be adequate to provide us with a competitive advantage and, in any event, may not prevent competitors from entering the markets for our products. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, or superior to our technology.

Monitoring infringement and misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, we license our products internationally, and the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Third parties may claim in the future that we are infringing their intellectual property and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful.

We may be subject to claims that we or our customers may be infringing or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In the event of a claim of intellectual property infringement, we may be required to enter into costly royalty or license agreements. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop and sell our products.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we may in the future be, subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energy of management and key technical personnel. We may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. Any of these could seriously harm our business.

Any defects in, or other problems with, our products could harm our business and result in claims against us.

Complex software products such as ours may contain errors, defects and bugs (collectively, “errors”). During the development of any product, we may discover errors. As a result, our products may take longer than expected to develop. In addition, we may discover that remedies for errors may be technologically unfeasible. Delivery of products with undetected errors, or reliability, quality or compatibility problems, could damage our reputation. The existence of errors, or reliability, quality or compatibility problems, could also cause interruptions, delays or cessations of sales to our customers. We could, as well, be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, or reliability, quality or compatibility problems, could bring claims against us, the defense of which, even if successful, would likely be time-consuming and costly for us. Furthermore, if any such defense was not successful, we might be obligated to pay substantial damages, which could materially and adversely affect our operating results.

RISKS RELATED TO OUR COMMON STOCK

Because our common stock could remain under $5.00 per share, it could continue to be deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is currently under $5.00 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. If the trading price of the common stock stays below $5.00 per share, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to accept the common stock for deposit into an account or, if accepted for deposit, to sell the common stock and these restrictions may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Voice Assist; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Voice Assist are being made only in accordance with authorizations of management and directors of Voice Assist, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Voice Assist’s assets that could have a material effect on the financial statements.

We have two individuals performing the functions of all officers and directors. These individuals developed our internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. As a result, our internal controls are, at this time, inadequate or ineffective which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Agreements of Purchase and Sale of Assets which closed on September 30, 2010, we issued a total of 20,500,000 shares of our restricted common stock during the quarter ended September 30, 2010 as follows:

•	10,250,000 shares to SpeechPhone in exchange for substantially all of the assets of Speechphone;

•	6,150,000 shares to MDM in exchange for substantially all of the assets of MDM;

•	1,025,000 shares to SpeechCard in exchange for substantially all of the assets of SpeechCard;

•	2,050,000 shares to Voice Assist in exchange for substantially all of the assets of Voice Assist; and

•	1,025,000 shares in exchange for 100% of Mr. Michael Metcalf’s concept Music By Voice.

We believe that the issuance and sale of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506 with the exception of the 10,250,000 shares issued to SpeechPhone, which shares are being registered prior to distribution. The shares were issued directly by us and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The management of the recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Additionally, pursuant to the Agreements, we issued 2,000,000 shares of Series A Preferred Stock to Mr. Michael Metcalf as consideration for the cancellation of $1,700,000 in debt. The holder of Series A Preferred Stock, Mr. Michael Metcalf, has the rights, preferences and duties set forth in the Certificate of Designation of Series A Convertible Preferred Stock authorized by the Company’s board of directors and filed with Secretary of State of the State of Nevada on October 4, 2010. The Series A Preferred Stock has a par value of $0.001 per share and the board authorized an amount up to 2,000,000 shares. Each share of Series A Preferred Stock has an original issue price of $1.00.

The following is a summary of certain material provisions of such certificate, which summary is qualified in its entirety by reference to the Certificate of Designation filed as Exhibit 4.1 to the 8-K filed on October 12, 2010.

Dividends. The holders of the Series A Preferred will not be entitled to dividends.

Conversion. The Series A Preferred stock may be converted on a 1:1 basis into shares of Common Stock at any time at the option of the holder, subject to adjustments for stock dividends, combinations or splits with respect to such shares.

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Corporation, subject to the rights of series of preferred stock that may from time to time come into existence, the holders of Series A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of $1.25 per share.

Voting Rights. Except as set forth below the holder of Series A Preferred shall not have any voting rights, except in the case of voting on a change in the preferences of Series A Preferred.

Protective Provisions. So long as any Series A Preferred are outstanding, this Corporation shall not without first obtaining approval of the holders of at least two-thirds of the outstanding Series A Preferred which is entitled, other than solely by law, to vote with respect to the matter, and which Series  Preferred represents at least two-thirds of the voting power of the then outstanding Series A Preferred: (a) sell, convey or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Corporation is disposed of; (b) alter or change the rights, preferences or privileges of the Series A Preferred so as to affect adversely the Series A Preferred; (c) increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock; (d) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Series A Preferred with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or amend the Corporation’s Articles of Incorporation or bylaws.

We believe that the issuance and sale of the Series A Preferred shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by us and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make his investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, was an accredited investor and had such knowledge and experience in our financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with our management on several occasions prior to his investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on February, 4, 2008 through the period ended September 30, 2010.

Item 6. Exhibits.

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Musician’s Exchange		S-1		3(i)(a)	2/29/08
3(i)(b)	Certificate of Amendment and Amended & Restated Articles of Incorporation – Name Change to Voice Assist, Inc. – September 29, 2010		8-K		3(i)(b)	10/12/10
3(ii)(a)	Bylaws of Musician’s Exchange		S-1		3(ii)(a)	2/29/08
3(ii)(b)	Amended & Restated Bylaws of Voice Assist, Inc. – September 29, 2010		8-K		3(ii)(b)	10/12/10
4.1	Certificate of Designation of Series A Convertible Preferred Stock – October 4, 2010		8-K		4.1	10/12/10
10.1	Asset Purchase Agreement – SpeechPhone LLC – July 22, 2010		8-K		10.1	7/29/10
10.2	Asset Purchase Agreement – SpeechCard LLC – July 22, 2010		8-K		10.2	7/29/10
10.3	Asset Purchase Agreement – MDM International LLC – July 22, 2010		8-K		10.3	7/29/10
10.4	Asset Purchase Agreement – VoiceAssist LLC – July 22, 2010		8-K		10.4	7/29/10
10.5	Employment Agreement of Michael Metcalf – September 30, 2010		8-K		10.5	10/12/10
10.6	2010 Incentive Stock Plan		8-K		10.6	11/12/10
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.3	Code of Business Conduct and Ethics		8-K		99.3	11/12/10
99.4	Audit Committee Charter		8-K		99.4	11/12/10
99.5	Nominating Committee Charter		8-K		99.5	11/12/10
99.6	Compensation Committee Charter		8-K		99.6	11/12/10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

Date: November 22, 2010	By:	/S/ Donna Moore
Donna Moore, Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)