Form 10-K/A
Voice Assist, Inc.
filed 2011-03-25
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K /A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-149446

VOICE ASSIST, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 South Pointe Dr, Suite 100, Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:  (949) 655-1677

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
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $7,000 based on a share value of $0.01.

The number of shares of Common Stock, $0.001 par value, outstanding on March 22, 2011 was 27,320,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

*EXPLANATORY NOTE – Following the initial filing of this Form 10-K, the Commission discovered an incorrect date in the audit opinion letter. Consequently, the Registrant is amending this Form 10-K to include the revised audit opinion letter. No disclosure was changed as a result of the date change. Additionally. the Registrant has provided current information on the shares outstanding as of March 22, 2011, and provided current certifications pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

VOICE ASSIST, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2009

Index to Annual Report
on Form 10-K/A

PART II		Page
Item 8.	Financial Statements and Supplementary Data	5
Item 15.	Exhibits, Financial Statements Schedules	6

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

Throughout this Amended Annual Report references to “we”, “our”, “us”, “ Voice Assist ”, “the Company”, and similar terms refer to Voice Assist, Inc .

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-16 of this Form 10-K/A .

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Voice Assist, Inc .		S-1		3(i)(a)	2/29/08
3(i)(b)	Certificate of Amendment		8-K		3(i)(b)	9/30/10
3(ii)(a)	Bylaws of Voice Assist, Inc .		S-1		3(ii)(a)	2/29/08
10.1	Subscription Agreement		S-1		10.1	2/29/08
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

By: /S/  Randy Granovetter
       Randy Granovetter, President

Date: March 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Randy Granovetter	President	March 24, 2011
Randy Granovetter

/S/ Michael Metcalf	Chief Executive Officer and Chairman	March 24, 2011
Michael Metcalf

/S/ Michael Silva	Chief Financial Officer	March 24, 2011
Michael Silva

/S/ Michael Metcalf	Director	March 24, 2011
Michael Metcalf

/S/ Randy Granovetter	Director	March 24, 2011
Randy Granovetter

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
March 5, 2010

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

MUSICIAN’S EXCHANGE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE AND NOTES PAYABLE – RELATED PARTY

Notes payable consists of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Note payable, unsecured, 0% interest, due upon demand	$1,000	$1,000

Note payable to an officer, director and shareholder, unsecured, 0% interest, due upon demand	55	118

	$1,055	$1,118

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

The provision for income taxes consisted of the following components for the year ended December 31, 2009 and period Inception (February 4, 2008) to December 31, 2008:

	2009	2008
Current:
Federal	$-	$-
State	-	-
Deferred	-	-
	$-	$-

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$28,849	$11,197
Total deferred tax assets	28,849	11,197
Less: Valuation allowance	(28,849)	(11,197)
Net deferred tax assets	$-	$-

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