Form 10-K
period 2010-12-31
Voice Assist, Inc.
filed 2011-04-01
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-149446

VOICE ASSIST, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 South Pointe Dr., Suite 100, Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:    (949) 655-6400

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
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $65,000 based on a share value of $0.01.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2011 was 27,370,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

VOICE ASSIST, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

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

Throughout this Annual Report references to “we”, “our”, “us”, “Voice Assist’s”, “the Company”, and similar terms refer to Voice Assist, Inc.

PART I

ITEM 1.  BUSINESS

General Business Development

Voice Assist, Inc. (“the Company””) was formed as a Nevada corporation on February  4, 2008 as Musician’s Exchange.  On September 29, 2010, the Company changed its name from Musician’s Exchange to Voice Assist, Inc.  Effective September 30, 2010, the Company completed the acquisition of substantially all of the assets of SpeechPhone LLC, MDM Intellectual Property LLC, SpeechCard LLC, SpeechCall, LLC, SpeechPhone Direct, LLC and Voice Assist LLC, (the “Acquisitions”).

As a result of the closing of the Acquisitions, Voice Assist now operates a cloud-based speech recognition platform that supports speech recognition based enterprise services such as Customer Relationship Management (CRM), field force automation, as well as direct-to-enterprise services such as virtual assistants that unify communications and direct-to-consumer “safe driving” services that allow SMS, email, and social media messaging through a single personal phone number.  The technology empowers mobile staff members and especially drivers to use speech commands to access data and send email or text messages by voice instead of typing.

Recent Change in Management

As a result of the closing of the Acquisitions, the Company accepted the resignation of its prior officers and sole director and appointed Mr. Michael Metcalf as President, Chief Executive Officer and a Director of the Company and Ms. Donna Moore as Chief Financial Officer, Secretary and Treasurer of the Company on September 30, 2010.

On December 1, 2010, the Company accepted the resignation of Mr. Michael Metcalf from his position as President of the Company. Mr. Metcalf remains as Chief Executive Officer and as a Director.

On December 1, 2010, the Company’s Board of Directors appointed Ms. Randy Granovetter to serve as President and as a Director of the Company.

Subsequent to December 31, 2010, on January 1, 2011, the Company accepted the resignation of Ms. Donna Moore as Chief Financial Officer, Secretary and Treasurer, and elected Mr. Michael Silva as Chief Financial Officer, Secretary and Treasurer.

Business of Voice Assist

Voice Assist is a cloud-based speech recognition technology services company focused on enabling access to any information through any device using speech technology.  Our technology allows enterprise users to access and update data and consumer clients to use simple voice commands to dial, email, text or post to social networks.  We offer private labeled versions to wireless and wireline carriers, headset, smartphone, automotive, and segments, as well as reseller companies.  Voice Assist functionality powers many new service offerings including enterprise data access and entry and a safe driving application that enables drivers to keep their eyes on the road rather than on the phone.  Improving personal productivity and maximizing driving safety are just a few of its many benefits.

Uniquely packaged services are available for individual subscribers, businesses and telecom carriers.  We offer compelling value and cost effective solutions in the web services and communications industries.

The proliferation of smartphones has created new revenue streams for Carriers and Developers and accelerated the mobilization of new web and communication services categories such as social networking services (SNS) and location based services (LBS).  Equally important to the Company is that the smpartphone has changed user behavior and the means with which users interact with data.

As mobile workers and consumers use their mobile devices to interact with data on a device used for communication, the Speech Recognition has benefitted and grown with changing user behavior.  The web connected mobile phone now has become an excellent and intuitive input/output platform for Speech services to thrive on.  Whereas users may have used Speech services on a desktop or PC, the experience was usually less than optimal as those devices aren’t intuitively seen by users as primary communication devices.  Smartphones have changed that.

This proliferation of connected smart devices has also led to fragmentation in offerings and challenges supporting legacy mobile customers who do not have smartphones.  Voice Assist allows services to be deployed across all handsets and mobile operating systems.  With Voice Assist’s legacy telephony, Voice over Internet Protocol (VoIP) and web services background, Voice Assist is uniquely positioned to provide web (HTTP protocol), SIP/VoIP, and telephony access to users’ data.  The ability to provide access via multiple communications path is critical to Enterprise offerings and allows Voice Assist to enable services across the broadest range of consumer communication devices.

Voice Assist’s cloud-based services combine proprietary filtering and routing methods to optimize performance with our hosted best of breed Automatic Speech Recognition (ASR), Text To Speech (TTS) and Speech To Text (STT)  services.  Voice Assist’s servers are NEBS and N+ Tiering compliant, fully redundant carrier grade platforms which have already been proven by processing over 50 million consecutive calls at a rate of approximately 7 calls per second.  Built to meet carriers’ stringent requirements for reliability, open standards, scalability, and interoperability, the Voice Assist platform is a complete solution for outsourced enhanced speech services.

Industry Background

Enterprise Enablement

Enterprises need current, timely, and accurate sales reporting information.  The best time to gather this information is immediately after a sales person leaves a customer or business prospect’s meeting.  Similarly, many other Enterprise applications such as dispatch, field force, health care, etc. require employees to enter time sensitive data while the employee may be on the move or have their hands occupied.

The Company has developed a Salesforce.com connector that allows a salesperson to update relevant customer information immediately following a meeting as the salesperson is in their car and the information is fresh.  Voice Assist has also integrated with Salesforce.com new Chatter service, which offers a secure means for the salesperson to communicate with their customers or other team members.

The Company markets their Salesforce.com service as a Salesforce.com Alliance Partner in parallel with Salesforce.com with a model that is consistent with Salesforce.com.

Voice Assist leverages its SpeechScriptTM technology to quickly integrate to Enterprise web services APIs and platforms.  In addition to Salesforce.com, the Company plans to develop connectors to other CRM and Enterprise Platforms in 2011 to expand its Enterprise Services offerings.

Distracted Driving

One of the greatest challenges facing people today is driver distractions caused by the use of mobile phones while driving.  Distracted drivers who take their hands off the wheel or their eyes off the road to look at or interact with a mobile phone now account for more than 6,000 fatal automobile accidents annually.  This problem is so significant that at least 30 states have already passed hands-free driving and/or no texting while driving laws to help reduce fatalities and injuries.

Some celebrities have even jumped into the cause such as Oprah Winfrey to promote what she calls the “no phone zone.”  Despite the many articles and news reports published and even the celebrity promotion for driver safety, the fact still remains – people are still using mobile phones while driving and the problem continues.

Mobile phone companies and even automobile manufacturers are now promoting the use of Bluetooth speakerphones and/or Bluetooth headsets that sync up to your mobile phone when you enter the vehicle before driving.  Although the use of Bluetooth devices can help reduce physical interaction with the mobile phone multiple circumstances are still prevalent that require interaction and subsequently accidents.

The answer to this situation is to combine the use of hands-free devices such as a headset or speakerphone with a voice activated assistant that eliminates all physical interactions with the phone by replacing any and all physical interactions with simple voice commands.

The Voice Assist Solution

We develop market and support hosted speech applications designed to work with any handset and any carrier.  Our solution includes best of breed automatic speech recognition (ASR) technology and text-to-speech (TTS) technology along with speech-to-text (STT) technology combined with a user friendly virtual assistant we call “Voice Assist.”

Voice Assist is an “enhanced service” that will work with any phone including but not limited to mobile phones, landlines, VoIP phones, SIP clients and instant messenger clients.

We build applications designed to increase driver safety and reduce or eliminate physical interaction with the phone except through voice commands.  We develop and support private labeled versions of our applications and we help support third party developers to build additional speech applications using our proprietary SpeechScriptTM language which is an extension of Java Script.

Products and Services

Our current Direct to Consumer service includes Voice Dialing, Email by Voice, Text by Voice and Post to Social Networks by Voice.  The service is available on-line with instant activation at www.voiceassist.com.

Voice Dialing allows subscribers to dial by saying a name or a name and location such as “call Michael Metcalf at work” or “call Michael Metcalf at mobile.”

Email by Voice allows subscribes to listen to email or reply to email or even originate a new email using simple voice commands such as “send an email to Michael Metcalf.”  Subscribers simply say the message desired and then use additional voice commands to repeat it, rerecord it or send it.  The voice message is then translated into text and sent to the desired party as if they had typed the original message.  To eliminate any ambiguities the original recorded voice file is also sent as an attachment.

Texting by Voice is a two way patent pending experience with Voice Assist.  Subscribers can send a text by using a simple command such as “send a text to Michael Metcalf.”  The subscriber then speaks the message and uses additional voice commands to repeat the message, re-record the message or send it.  The message is then converted into text and sent to the intended mobile phone number.  When a text message is received, the Voice Assist application checks the subscribers setting to determine the best delivery method. In some cases, the text message will simply be sent along to the mobile phone screen of the subscriber.  In other cases, such as “I’m driving mode”, Voice Assist will call the subscriber and then announce the identity of the person who sent the text message and then read the text message using text-to-speech.  Once the message is delivered, the Voice Assist application offers the subscribers the option to record and send a reply.  The reply is automatically converted back into text and sent back to the person who sent the original text.  As a result, it is possible for subscribers to send and receive text messages from any phone including mobile phones without a text messaging plan or even from landlines whether or not they are connected to the internet or a computer.

Posting to social networks such as Twitter or Facebook is as easy as saying “post to Twitter” and then recording a message.  Subscribers can review the message, re-record the message or post the message when ready using nothing but additional voice commands.  The message is then converted into text and posted to the social network as requested.

Voice Assist eliminates the need to look at the phone or press any buttons to make calls, retrieve email, reply to email, send email, send a text, listen to text, reply to text or even post to social networks such as Twitter and Facebook.

Subscribers can set up a new account via the internet (www.voiceassist.com) and begin using voice commands with their existing phones in just a few minutes.  Unlike other speech applications that require a software download into the handset before use, Voice Assist can be used from any handset regardless of the handset manufacturer or carrier network used.

The Voice Assist service is also optimized for bundling with communications product and for white labeling by Service Providers.

SpeechScriptTM development and hosting services.  The Company offers professional development and/or customization services to resellers and/or distribution partners.  The Company also supports third party developers seeking to develop applications based on SpeechScriptTM, our proprietary rapid application development environment.  Although SpeechScriptTM is proprietary, it is an extension of Java Script speeding speech application development to third party developers familiar with Java Script.  Java Script is among the most familiar programming languages in the world.  Applications written in SpeechScriptTM are designed to be hosted on our hosted speech platform (HSP) in order to leverage the architecture of our platform including but not limited to our switching systems and billing platforms.  Hosted applications are able to leverage our automated provisioning and billing platforms that offer instant on-line activation of new subscribers.

Customer support services.  The Company offers tier 1 and/or tier 2 and tier 3 customer support services to support end users and/or resellers or distribution partners.  The Company offers custom support plans based on partner requirements and specifications.  Custom support includes the issuance of local or toll free numbers which are answered on behalf of our resellers and/or distribution partners using their brand when required.

Voice Platform

Voice Assist leverages a hosted speech platform (HSP) that is located in multiple carrier neutral data centers.  Each data center is configured in a redundant configuration.  Each data center has a soft-switch which acts as the front end to the speech server farms.  Callers are connected via the soft-switch (SS) to application servers (AP) which intern interact with the hosted speech servers (HSP) along with the central database and the billing servers (BS).  Voice Assist’s hosted speech platform (HSP) has already processed over 50 million calls and can be scaled as necessary based on subscriber demand.

Each data center is monitored via network management software (NMS) to report overall system status and individual status of all major components, servers, and related network equipment.

Voice Assist’s platform uses industry standard hardware and software provided by such companies as Dell, HP, Cisco, Microsoft, Sun and others.  The overall service that we provide is codependent upon the continual operation of the hardware and/or software provided by such third party vendors.  In the event, any hardware and/or software should not continue to operate as normally expected or in the event such manufacturers discontinue making such hardware and/or providing support or software patches thereto, the Company’s service could be interrupted and  could be negatively impacted or unable to continue to provide service.

In January of 2011, Voice Assist contracted with Mobile Direct Responses (MDR), wherein Voice Assist agreed to develop and host its speech recognition advertising campaign tool. Utilizing the Voice Assist platform, MDR provides its customers with an easy way to implement marketing and advertising campaigns across major wireless carriers.  The Voice Assist platform gives consumers a shortcut for finding things quickly by voice.  By simply dialing #250 and pressing send on their phone a consumer can say what they're looking for.

Customers

We provide access to hosted speech applications directly to end users and to wholesale resellers and/or distribution partners.  End users are primarily mobile professionals and other people who prefer the safety and productivity of using speech commands rather than pushing buttons while driving.  As of the date of this report the Company had provided hosted speech services to more than 10,000 clients including small businesses, resellers, distribution partners and/or end users.

Competition

The Company currently has and expects to have increased competition as many well known companies are beginning to pay close attention to the distracted driver problem.  Some competition is coming from device manufacturers such as BlueAnt who are now imbedding speech technology into Bluetooth headsets and/or Bluetooth speakerphones.  Additional competition is coming from mobile phone handset manufacturers who are also imbedding speech technology into their handsets.  Some of the companies competing against the Company have significantly more resources and a longer track record than we do.  Increased competition could negatively impact our Company.

There are also some hosted Distracted Driving speech applications that compete with the Company including but not limited to www.drivesafe.ly, www.dial2do.com, www.vlingo.com and www.voiceonthego.com.  Some of these competitors have been in business longer and have more financial resources than we do at the present time and therefore they could also negatively impact the Company.  Although the Company faces stiff competition from device manufacturers and other hosted speech application service providers, the Company’s management team has a history of building award winning speech applications and has competed favorably against other competitors in the industry for more than 12 years.

The Company has a strategy that, it believes, will help give it a competitive advantage and sufficient differentiation and is also taking steps to file patents or has patents pending that may help in this regard.

Intellectual Property

The Company has five patents pending and two provisional patents pending and anticipates filing additional patents to protect our intellectual property.

To protect our trade secrets and know-how the Company requires all staff members and/or contractors to sign confidentiality agreements and\or invention assignment agreements as appropriate.  Although all staff members sign agreements to maintain the confidentiality of such proprietary information, this information is difficult to monitor and control.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology, methods or know-how to develop products with the same functionality as our products.  Monitoring unauthorized use of our proprietary information and technology is difficult, and we cannot be certain that the actions we have taken to do so will always prevent misappropriation of our technology methods or know-how, particularly in foreign countries where the laws may not protect proprietary rights as fully as do the laws of the United States.

The software industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing known proprietary rights of third parties, we may become subject to legal proceedings and claims for alleged infringement by us or our resellers of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business or otherwise. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert management’s attention from our business or require us to enter into royalty or license agreements that could be costly or otherwise disadvantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products or services. Furthermore, although we take precautions, former employers of our employees may assert that our employees have improperly or unwittingly disclosed confidential or proprietary information to us without our knowledge. Any of these occurrences could harm our business. We may be increasingly subject to infringement claims as the number and features of our products increase.

Software Development

The Company continues to improve our core applications and build new applications designed to improve driver safety and increase driver productivity.  The Company will continue to spend money in software development in order to maintain its competitive advantage.  Although the Company intends to grow the development team as it begins to support greater numbers of third party developers, anticipated subscriber growth may lower software development costs.

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

Marketing

The Company plans to launch an aggressive internet marketing campaign to create public awareness and demand for our products and services.  Specific advertising campaigns are currently being planned for use during specific holiday seasons to promote Voice Assist along with a hands-free Bluetooth device as “the gift that could save a family members life.”  The Company anticipates that such marketing efforts will generate increased revenues for the Company but there is no assurance that such marketing efforts, if carried out, will result in sufficient sales revenues and net margin to cover the expected costs of such marketing endeavors.

The Company is also currently working with several resellers and distribution partners who are planning additional marketing campaigns focused primarily around selling private labeled services to home based entrepreneurs and small to midsized business clients.

The Company also plans to retain the assistance of a public relations firm during the 4th quarter to help create additional public awareness of the Voice Assist solution as the solution to the hands-free driving problem.  The Company was recently featured on television and other news media and believes additional media coverage is likely to occur without the necessity to pay for the broadcast air time.

In March, 2011, the Company announced its partnership with Jabra.  Jabra also announced its FREEWAY product, bundled with Voice Assist.  As a result of the joint PR efforts, the FREEWAY won three awards at CTIA Wireless, including “Best in Show” and coverage was obtained on CNET, Laptop Magazine, Macworld, Orlando Sentinel and TWICE.  Michael Metcalf was also featured in a live camera interview with Wireless Dealer Magazine.

Employees

As of the date of this Current Report, we have 34 full-time and/or part-time employees and/or contractors working for the Company.  None of them are represented by a labor union or subject to a collective bargaining agreement.  We consider our relations with our staff members and contractors to be good.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We depend upon third-party resellers for a significant portion of our sales. The loss of key third-party resellers, or a decline in third-party resellers’ resale of our products and services, could limit our ability to sustain and grow our revenue.

A significant portion of our revenues are dependent upon the viability and financial stability of our third-party resellers, as well as upon their continued interest and success in selling our products. In addition, some of our third-party resellers are thinly capitalized or otherwise experiencing financial difficulties. The loss of a significant third-party reseller or our failure to develop new and viable third-party reseller relationships could limit our ability to sustain and grow our revenue. Furthermore, expansion or changes in the focus of our internal sales force, in an effort to increase third-party reseller sales or replace the loss of a significant third-party reseller, could require increased management attention and higher expenditures.

Our contracts with third-party resellers do not require a third-party reseller to purchase our products or services. In fact, many of our third-party resellers also offer the products of some of our competitors. We cannot guarantee that any of our third-party resellers will continue to market our products or devote significant resources to doing so. In addition, although we are actively working to manage potential channel conflicts and maintain strong third-party reseller relationships, certain third-party reseller relationships likely have been adversely affected by the introduction of our own platform product or our direct sales activities, which may have an unfavorable impact on revenue from certain third-party resellers. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third-party resellers in order to address changing market conditions, adapt such relationships to our business strategy, and resolve disputes or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third-party resellers and our business and result in decreased sales through third-party resellers or threatened or actual litigation. If our third-party resellers do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party resellers possess confidential information concerning our products and services, product release schedules and sales and marketing and third-party reseller operations. Although we have nondisclosure agreements with our third-party resellers, we cannot guarantee that any third-party reseller would not use our confidential information to compete with us.

Speech software products and services generally, and our products and services in particular, may not achieve widespread acceptance which could require us to modify our sales and marketing efforts and could limit our ability to successfully grow our business.

The market for speech software products remains immature and is rapidly changing. In addition, some of our products are relatively new to the market. Our ability to increase revenue in the future depends on the acceptance by customers, third-party resellers and end users of speech software solutions generally and our products and services in particular. The adoption of speech software products could be hindered by the perceived costs of licensing and deploying such products, as well as by the perceived deployment time and risks of this relatively new technology. Furthermore, enterprises that have invested substantial resources in existing call centers or touch-tone-based systems may be reluctant to replace their current systems with new products. Accordingly, in order to achieve commercial acceptance, we may have to educate prospective customers, including large, established enterprises and telecommunications companies, about the uses and benefits of speech software in general and our products in particular. We may also need to modify or increase our sales and marketing efforts or adopt new marketing strategies to achieve such education. If these efforts fail, prove excessively costly or unmanageable, or if speech software generally does not continue to achieve commercial acceptance, our business would be harmed.

The continued development of the market for our products will depend upon the following factors, among others:

•	acceptance by businesses of the benefits of speech technology;
•	widespread and successful deployment of speech software applications;
•	end-user demand for services and solutions having a voice user interface;
•	demand for new uses and applications of speech software technology, including adoption of voice user interfaces by companies that operate web-based and touch tone IVR self service solutions;
•	adoption of industry standards for speech software and related technologies; and
•	continued improvements in hardware and telephony technology that may reduce the costs and deployment time of speech software solutions.

Our products and services can have a long sales and implementation cycle and, as a result, our quarterly revenues and operating results may fluctuate.

The sales cycles for our products have typically ranged from three to twelve months depending on the size of the order and complexity of its terms, the amount of services we are providing, and whether the sale is made directly by us or indirectly through a third-party reseller.

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

After purchase by a customer, it may take time and resources to complete any services we are providing and to integrate our software into the customer’s existing systems. If we are performing services that are essential to the functionality of the software, in connection with its implementation, we recognize license and service revenues based on the percentage of services completed using contract accounting. In cases where the contract specifies milestones or acceptance criteria, we may not be able to recognize either license or service revenue until these conditions are met. We have in the past experienced, and may in the future experience, such delays in recognizing revenue. Consequently, the length of our sales and implementation cycles, the deployment process for our products, and the terms and conditions of our license and service arrangements often make it difficult to predict the quarter in which revenue recognition may occur and may cause license and service revenue and our operating results to vary significantly from quarter to quarter.

We are exposed to general economic conditions, which may continue to harm our business.

Over the past several years, there has been a global economic downturn that has not begun to improve. If the United States or global economic conditions deteriorate in the future, it is likely that capital spending will decline and our sales will be adversely affected. If such unfavorable economic conditions persist or worsen in the United States or internationally, such conditions will have a material adverse impact on our business, operating results and financial condition.

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

Speech recognition natural language understanding and authentication technologies, including our own, are not accurate in every instance. Our customers, which may include in the future financial institutions, using our products to provide important services to their customers including transferring funds to accounts and buying and selling securities could result in claims against our customers or us for losses incurred for any misrecognition of voice commands or incorrect authentication of a user’s voice in connection with these financial or other transactions. Although our contracts usually contain provisions designed to limit our exposure to such liability claims, a claim brought against us based on misrecognition or incorrect authentication, even if unsuccessful, could be time-consuming, divert management’s attention from business operations, result in costly litigation and harm our reputation. If any such claim is successful, we could be exposed to an award of substantial damages and our reputation could be harmed greatly. Moreover, existing or future laws or unfavorable judicial decisions could limit the enforceability of limitations of liability, disclaimers of warranty or other protective provisions contained in many, but not all of, our contracts.

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

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions of companies or technologies would be accompanied by risks such as:

•	difficulties in assimilating the operations, personnel and technologies of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with impairments of acquired assets, such as goodwill or acquired workforce;

•	increases in the risk of claims against us related to the intellectual property or other activities of the businesses we acquire;

•	maintenance of uniform standards, controls, procedures and policies; and

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

We cannot guarantee that we will be able to successfully integrate any business, products,  technologies or related personnel that we might acquire in the future. Our inability to integrate successfully any business, products, technologies or personnel we may acquire in the future could materially harm our business.

We are exposed to the liquidity problems of our customers. We may have difficulty collecting amounts owed to us.

Certain of our customers and third-party resellers have experienced, and may in the future experience, credit-related issues. We perform ongoing credit evaluations of customers but do not require collateral. However, in some instances we may provide longer payment terms. Should more customers than we anticipate experience liquidity issues, or if payment is not received on a timely basis, we may have difficulty collecting amounts owed to us by such customers, and our business, operating results and financial condition could be adversely impacted.

If the industry standards we support are not adopted as the standards for speech software, customers may not use our speech software products.

The market for speech software remains immature and emerging and industry standards are still being established. We may not be competitive unless our products support changing industry standards; otherwise, customers may choose not to use our speech software products. The emergence of industry standards, whether through adoption by official standards committees or widespread usage, could require costly and time-consuming redesign of our products. If these standards become widespread and our products do not support them, our customers and potential customers may not purchase our products. Multiple standards in the marketplace could also make it difficult for us to ensure that our products will support all applicable standards, which could in turn result in decreased sales. Furthermore, the existence of multiple standards could chill the market for speech software in general until a dominant standard emerges.

We rely on a continuous power supply to conduct our operations, and an energy crisis could disrupt our operations and increase our expenses.

We currently have backup generators or alternate sources of power in the event of a blackout, and our current insurance coverage provides for any damages we, or our customers, may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily able to continue operations at our facilities; however, if such interruption was lengthy or occurred repeatedly, it could adversely affect our ability to conduct operations that could damage our reputation, harm our ability to retain existing customers or obtain new customers, and result in lost revenue, any of which could substantially harm our business and results of operations.

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

Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect through reliance upon a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and may be time-consuming and expensive to obtain, maintain or enforce. Further, despite our efforts, we may be unable to prevent third parties from infringing or misappropriating our intellectual property or to recover adequate compensation from any such infringements.

Although we have filed multiple U.S. patent applications, we have currently only been issued a small number. There is no guarantee that we will be issued additional patents under our current or future patent applications. Any patents issued to us could be circumvented or challenged. If challenged, a patent might be invalidated or its claims might be substantially narrowed. Our intellectual property rights may not be adequate to provide us with a competitive advantage and, in any event, may not prevent competitors from entering the markets for our products. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, or superior to our technology.

Monitoring infringement and misappropriation of intellectual property can be difficult, and there is no guarantee that we would detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources from our business operations. Further, we license our products internationally, and the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States.

Third parties may claim in the future that we are infringing their intellectual property and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful.

We may be subject to claims that we or our customers may be infringing upon, or contributing to the infringement of, the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In the event of intellectual property infringement claim, we may be required to enter into costly royalty or licensing agreements. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop and sell our products.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third party intellectual property rights, or disputes relating to the validity or alleged infringement of third party intellectual property rights, including patent rights, we may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to business operations by diverting the attention and energy of management and key technical personnel. We may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from manufacturing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. Any of these could seriously harm our business.

Any defects in, or other problems with, our products could harm our business and result in claims against us.

Complex software products such as ours may contain errors, defects and bugs (collectively, “errors”). During the development of any product, we may discover errors. As a result, our products may take longer than expected to develop. In addition, we may discover that remedies for errors may be technologically unfeasible. Delivery of products with undetected errors or reliability, quality or compatibility problems could damage our reputation. The existence of errors or reliability, quality or compatibility problems could also cause interruptions, delays or cessations of sales. We could, as well, be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors or reliability, quality or compatibility problems could bring claims against us; the defense of which, even if successful, would likely be time consuming and costly. Furthermore, if any such defense were not successful, we might be obligated to pay substantial damage that could materially and adversely affect our operating results.

RISKS RELATING TO OUR COMMON STOCK

Because our common stock could remain under $5.00 per share, it could continue to be deemed a low-priced “Penny” stock and an investment in our common stock would be considered high risk and subject to marketability restrictions.

Since our common stock is currently under $5.00 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act.  Therefore, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. If the trading price of the common stock stays below $5.00 per share, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	Approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules, in some circumstances.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to accept the common stock for deposit into an account or, if accepted for deposit, to sell the common stock.  These restrictions may affect the ability of holders to sell their common stock in the secondary market and affect the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Bulletin Board, which would limit the ability of broker dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two year period, then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

Our internal controls may be inadequate which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Exchange Act Rule includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of Voice Assist, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have four individuals performing the functions of all officers and directors. These individuals have developed internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. Management has determined that our internal controls are, at this time, adequate and effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Investors relying upon this misinformation may make an uninformed investment decision.

Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of Voice Assist to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

On December 28, 2010, we received a comment letter from the Securities and Exchange Commission (SEC) related to various issues with respect to our 10-K filed March 9, 2010 and 8-K filed November 12, 2010. The majority of the comments were related to the financial statements contained within the 8-K filed November 12, 2010 announcing the acquisition of the assets of SpeechPhone LLC, MDM Intellectual Property, SpeechCard, LLC, VoiceAssist, LLC and SpeechCall LLC.

As of the date of the filing of this Annual Report on Form 10-K, we have responded to the comment letter received December 28, 2010, and have filed the 10-K/A but the amended 8-K has not yet been filed. We are awaiting approval and acceptance of our responses and modifications from the SEC. We will continue to work to resolve this comment with the SEC.

ITEM 2.  PROPERTIES

We currently maintain an office at 2 South Pointe Dr., Suite 100, Lake Forest, California. We currently pay $8,643 per month in rent. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “VSST”. We have been eligible to participate in the OTC Bulletin Board since January 26, 2010. The following table sets forth the quarterly high and low bid prices for our common stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions

	2010		2009
	High	Low	High	Low
1st Quarter	0.0	0.0	0.0	0.0
2nd Quarter	0.0	0.0	0.0	0.0
3rd Quarter	5.05	4.35	0.0	0.0
4th Quarter	4.00	2.45	0.0	0.0

Holders of Common Stock

As of March 23, 2011, we had 43 stockholders of record of the 27,370,000 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of the Company’s Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid nor declared any dividends on our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends in the foreseeable future.

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

Securities Authorized for Issuance under Equity Compensation Plans

2010 Stock Incentive Plan

We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2010 Stock Incentive Plan (“the Plan”) that was adopted in August of 2010.  As of December 31, 2010, 2,000,000 options had been reserved for grant under the Plan.  Subsequent to December 31, 2010, on January 26, 2011 the Board has approved, priced, and granted the 2,000,000 options based upon the policy below under “Equity Compensation Plans Information”.

Purposes of the 2010 Plan

The purposes of the Plan are (a) to enhance the Company’s ability to attract and retain the services of qualified employees, officers and directors, contractors and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company’s business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of the Company by providing them an opportunity to participate in the ownership of the Company and thereby have an interest in the success and increased value of the Company.

Stock Subject to the 2010 Plan

Shares that are eligible for grant under the Plan to participants include Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock.  “Incentive Options” are any options designated and qualified as an “incentive stock option” as defined in Section 422 of the Internal Revenue Code.  “Non-Qualified Options” are any options that are not an Incentive Option.  To the extent that any option designated as an Incentive Option fails in whole or in part to qualify as an Incentive Option, including, without limitation, for failure to meet the limitations applicable to a ten percent stockholder or because it exceeds the annual limit, it shall to that extent constitute a Non-Qualified Option.  “Restricted Stock” are shares of common stock issued pursuant to any restrictions and conditions as established in the Plan.

The Plan provides that a maximum of Ten Million (10,000,000) shares of common stock are available for grant as awards under the Plan.

Eligibility

Incentive Options. Only employees of the Company or of an affiliated company (including officers of the Company and members of the Board of Directors if they are employees of the Company or of an affiliated company) are eligible to receive Incentive Options under the Plan.

Non-Qualified Options and Restricted Stock. Employees of the Company or of an affiliated company, officers of the Company and members of the Board of Directors (whether or not employed by the Company or an affiliated company), and service providers are eligible to receive Non-Qualified Options or acquire Restricted Stock under the Plan.

Equity Compensation Plans Information

We maintain the 2010 Stock Incentive Plan to allow the Company to compensate employees, directors, consultants and certain other individuals providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary through the award of common stock.  .

Options give directors, officers, employees and consultants the opportunity to purchase stock at a fixed price, the “Fair Market Value” for a period of time. To determine the Exercise Price of the options under this plan, the Board has decided to look back to the lowest closing price of the stock during the previous calendar quarter.  The Board will meet during the first two weeks after the start of each quarter. The Board feels this simple mechanic for pricing, performed at regular intervals throughout the year will provide the most equitable pricing for all incoming employees and shield any single employee from the volatility of the Company’s stock.

The following table sets forth information as of December 31, 2010 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans. The grant of these options have not been delayed, accelerated or coordinated with the release of material non-public information.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	0	$ --	10,000,000 (1)

Equity compensation plans not approved by stockholders	--	$ --	--

Total	0	$ --	10,000,000
(1)	Pursuant to employment agreements executed subsequent to year end, 6,725,000 shares from the 2010 Plan have been reserved.

Subsequent to December 31, 2010, one Million (1,000,000) options were granted on January 26, 2011 pursuant to the employment agreement effective October 1, 2010, at $1.95. The closing price on October 1, 2010 was $4.00, a $2.05 difference from the exercise price. The $1.95 price represents the lowest closing price in the calendar quarter previous to the grant.

Subsequent to December 31, 2010, one Million (1,000,000) options were granted on January 26, 2011 pursuant to the employment agreement effective December 1, 2010, at $1.95. The closing price on December 1, 2010 was $2.00, a $0.05 difference from the exercise price. The $1.95 price represents the lowest closing price in the calendar quarter previous to the grant.

The Plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock.  The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

Recent Sales of Unregistered Securities

Pursuant to the Agreements of Purchase and Sale of Assets dated July 22, 2010 (closing date September 30, 2010), we issued a total of 20,500,000 shares of its restricted common stock as follows

•	10,250,000 shares to SpeechPhone, LLC in exchange for substantially all of the assets of SpeechPhone, LLC;

•	6,150,000 shares to MDM, LLC in exchange for substantially all of the assets of MDM, LLC;

•	1,025,000 shares to SpeechCard, LLC in exchange for substantially all of the assets of SpeechCard, LLC;

•	2,050,000 shares to Voice Assist, LLC in exchange for substantially all of the assets of Voice Assist, LLC; and

•	1,025,000 shares in exchange for 100% of Mr. Michael Metcalf’s concept Music By Voice.

We believe that the issuance and sale of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506 with the exception of the 10,250,000 shares issued to SpeechPhone, which shares are being registered prior to distribution. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Additionally, pursuant to the Agreements, the Company issued 2,000,000 shares of Series A Preferred Stock to Mr. Michael Metcalf as consideration for the cancellation of $1,700,000 in debt. As the holder of Series A Preferred Stock, Mr. Michael Metcalf, has the rights, preferences and duties set forth in the Certificate of Designation of Series A Convertible Preferred Stock authorized by the Company’s Board of Directors and filed with Secretary of State of the State of Nevada on October 4, 2010. The Series A Preferred Stock has a par value of $0.001 per share and the Board authorized an amount up to 2,000,000 shares. Each share of Series A Preferred Stock has an original issue price of $1.00.

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

Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company, subject to the rights of  the series of preferred stock that may from time to time come into existence, the holders of Series A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of $1.25 per share.

Voting Rights. Except as set forth below the holder of Series A Preferred shall not have any voting rights, except in the case of voting on a change in the preferences of Series A Preferred.

Protective Provisions. So long as any Series A Preferred are outstanding, the Company shall not without first obtaining approval of the holders of at least two-thirds of the outstanding Series A Preferred which is entitled, other than solely by law, to vote with respect to the matter, and which Series A Preferred represents at least two-thirds of the voting power of the then outstanding Series A Preferred: (a) sell, convey or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Company is disposed of; (b) alter or change the rights, preferences or privileges of the Series A Preferred so as to affect adversely the Series A Preferred; (c) increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock; (d) authorize or issue, or obligate itself to issue, any other equity security including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Series A Preferred with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or amend the Company’s Articles of Incorporation or bylaws.

We believe that the issuance and sale of the Series A Preferred shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were sold directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Registrant that contained the relevant information needed to make his investment decision including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, was an accredited investor and had such knowledge and experience in the Company’s financial and business matters that he was capable of evaluating the merits and risks of his investment. The recipient had the opportunity to speak with the Company’s management on several occasions prior to his investment decision. There were no commissions paid on the issuance and sale of the shares.

Stock and Warrant Issuances Pursuant to Subscription Agreements

Subsequent to December 31, 2010, in the first quarter of 2011, the Company issued a total of 725,000 units which included shares of restricted common stock and warrants to purchase shares of restricted common stock, to five accredited investors.  The investors purchased the 725,000 units in December, 2010 and January, February, and March of 2011 for a total purchase price of $1,450,000, all of which was paid in cash.  Of this cash amount, $900,000 was received in December, 2010 and represent the amount in the “Shares to be Issued” on the Balance Sheet.   In addition, the Company issued 45,000 shares as partial payment for a contractual obligation with investor relations companies.

We believe that the issuance and sale of the above shares and warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The shares were sold directly and did not involve a public offering or general solicitation.  The recipients of the shares and warrants were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with the Company’s management on several occasions prior to their investment decision.  There were no commissions paid on the issuance and sale of the shares

Issuance of Stock Options

On January 26, 2011 we granted to Mr. Michael Metcalf pursuant to the employment contract effective October 1, 2010, options to purchase 1,000,000 shares of Voice Assist Common stock at Fair Market Value under Voice Assist’s 2010 Stock Incentive Plan. 500,000 of these shares vested immediately and the remaining 500,000 vest quarterly over three years.

On January 26, 2011, we granted to Ms. Randy Granovetter pursuant to the employment agreement effective December 1, 2010, options to purchase 1,000,000 shares of Voice Assist Common stock at Fair Market Value under Voice Assist’s 2010 Stock Incentive Plan. These options vest in an equal amount on a monthly basis for 36 months or three years.

We believe that the grant of the above options is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The recipients of the options were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the grant of the options, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with our management on several occasions prior to their investment decisions.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. References in the following discussion and throughout this annual report to “we”, “our”, “us”, “Voice Assist”, “the Company”, and similar terms refer to Voice Assist, Inc. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. Voice Assists’ actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

OVERVIEW AND OUTLOOK

Background

Voice Assist, Inc., formerly Musician’s Exchange was incorporated in the State of Nevada on February 4, 2008. On July 22, 2010 Voice Assist, Inc., entered into agreements with SpeechPhone LLC, MDM Intellectual Property LLC, SpeechCard LLC, SpeechCall LLC, SpeechPhone Direct LLC and VoiceAssist LLC for the acquisition of essentially all the assets of the above entities. As a result of the asset acquisitions that occurred on September 30, 2010, the Company’s entire operations are based on the operations of the assets acquired

We anticipate revenue will increase in the next twelve months but for which we can provide no assurance. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Our Operations

Voice Assist is a hosted speech services provider offering cloud based speech recognition technology designed to voice enable mobile applications.  Voice Assist provides hands-free safe driving applications such as voice dialing, email by voice, text by voice and posting to social networks by voice.  Voice Assist also works with 3rd party developers to voice enable any mobile application.  Voice Assist sells direct to the public via our website at www.voiceassist.com and also licenses technology and provides hosted services to enterprises, 3rd party developers, wireless and wireline service providers and value added resellers.

We believe that the presence of voice technology as an interface in mobile communications has real advantages in a mobile world. Voice interface technology makes portable communications more effective and safer to use. Our development efforts are currently focused on the mobile workforce and building vertical enterprise applications to, among other things, maximize employee productivity and safety while driving.  Voice Assist is also focused on building tools to empower third party developers to add voice technology into existing applications.

Our strategy is to be a leader in cloud based speech recognition services.  We want to leverage our infrastructure, technology, speech server farm, simple APIs and setup process, and expertise to provide a super easy, fast and cost effective means for developers to integrate to and deploy speech recognition technology without requiring a deep knowledge of speech application development or optimization.

Voice Assist and developers will build simple to use services with wide market appeal and augment this effort with vertical applications designed for specific purposes such as CRM, Healthcare, Insurance and other vertical markets. Voice Assist will monetize its Hosted Speech Platform (HSP) on a usage model or through its own services offerings built upon the HSP.

We intend to aggressively market our “safe driving” application and continue to form strategic alliances with value added resellers and carriers.  We believe the combination of these activities will result in increased revenue over time.

We currently earn our revenues from enterprises and consumers who pay us a monthly recurring fee to use our services.  We also generate revenue by hosting speech applications and providing enhanced communication services to resellers and other service providers.  When the development portal is complete, we also expect to generate revenue on a pay per use basis and/or also based on revenue sharing with 3rd party application developers.

Results of Operations

Comparison of Years Ended December 31, 2010 and December 31, 2009

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2010 and December 31, 2009. The financial data should be read in conjunction with the financial statements, related notes and other financial information included in this Current Report.

	Audited Fiscal Year Ended December 31,		Increase (Decrease)
	2010	2009	$	%
OPERATING REVENUES
Telephony Services	$1,256,990	$791,048	$465,942	59%
Total Revenues	1,256,990	791,048	465,942	59%

OPERATING EXPENSES
Direct Cost of Services	325,835	340,534	(14,699)	(5%)
Other Costs of Revenues	8,986	34,114	(25,128)	(74%)
Total Direct Cost of Services	334,821	374,648	(39,827)	(11%)

Legal and Professional	219,583	46,006	173,577	378%
Selling, General and Administrative	1,276,977	478,820	798,157	167%
Selling, General and Administrative – Related Parties	287,589	291,557	(3,968)	(2%)
Advertising and Marketing	109,905	50,722	59,183	117%
Depreciation and Amortization	141,089	62,127	78,962	127%

Net (Loss) from Operations	(1,112,974)	(512,832)	(600,142)	(117%)

OTHER INCOME AND (EXPENSE)
Interest Expense	(194,413)	(251,988)	(57,575)	(23%)
Other Income (Expense)	10,264	24,517	(14,253)	(58%)

Total Other Income (Expense)	(184,149)	(227,471)	(43,322)	(19%)
Net (Loss) before Income Taxes	(1,297,123)	(740,303)	(556,820)	(75%)
Income Tax Expense (Benefit)	0	(7,945)	7,945	100%
NET (LOSS)	$(1,297,123)	$(748,248)	$(548,875)	(74%)

Revenues. Our revenues increased to $1,256,990 in the fiscal year ended December 31, 2010 from $791,048 in the fiscal year ended December 31, 2009, representing a 59% increase.  The increase in revenues is a result of expansion of third party distributors and increased retail subscribers.

Total Cost of Services.  Total cost of services decreased $39,827, or 11%, to $334,821 in the fiscal year ended December 31, 2010 from $374,648 for the fiscal year ended December 31, 2009.  The decrease in the total cost of services is a result of decreased carrier fees for the services provided.

Legal and Professional.  Legal and professional expenses increased $173,577, or 378%, to $219,583 in the fiscal year ended December 31, 2010 from $46,006 for the fiscal year ended December 31, 2009.  The increase in legal and professional fees was the result of legal and outside accounting fees incurred in connection with the acquisition of the assets of Speechphone, LLC, MDM Intellectual Property, LLC, SpeechCard LLC, SpeechCall, LLC, Speechphone Direct LLC and Voice Assist LLC.

Selling, General and Administrative. Selling, general and administrative expenses increased $697,538, or 146%, to $1,176,358 for the fiscal year ended December 31, 2010 from $478,820 for the fiscal year ended December 31, 2009. The increase was the result of the addition of management personnel and increased consulting fees for the acquisition of assets of the companies outlined in the paragraph titled “General Business Development”,

Selling, General and Administrative – Related Parties. Selling, general and administrative – related parties’ expenses decreased $3,960, or 2%, to $287,589 in the fiscal year ended December 31, 2010 from $291,557 for the fiscal year ended December 31, 2009. The decrease was the result of related party management fee charges.

Advertising and Marketing. Our advertising and marketing expenses increased $59,183, or 117%, to $109,905 in the fiscal year ended December 31, 2010 from $50,722 for the fiscal year ended December 31, 2009. The increase was the result of increased sales and marketing expenditures in an effort to expand the customer base and third party distributors.

Depreciation and Amortization. Our depreciation and amortization expenses increased $78,962, or 127%, to $141,089 in the fiscal year ended December 31, 2010 from $50,722 for the fiscal year ended December 31, 2009. The increase was the result of the addition of the assets acquired from the companies outlined in the section entitled “General Business Development” and the amortization of capitalized software development costs.

Net (Loss) from Operations. We had $1,112,974 in net loss from operations in the fiscal year ended December 31, 2010, as compared to net loss from operations of $512,832 during the period ended December 31, 2009.  The increase was the result of the addition of management personnel, increased advertising and marketing costs, accounting and legal fees, and depreciation and amortization charges.

Interest Expense. Interest expense decreased $57,575, or 23%, to $194,413 in the fiscal year ended December 31, 2010 from $251,988 for the fiscal year ended December 31, 2009. The decrease was the result of extinguishment of debt with related parties as part of the agreement for the acquisition of assets.

Other Income. Other income decreased $14,253 in the fiscal year ended December 31, 2010 from $24,517 for the fiscal year ended December 31, 2009. The decrease was the result of a reduction of non recurring engineering income generated to create private labeled versions of our hosted speech services.

Net Loss. In the fiscal year ended December 31, 2010, we generated a net loss of $1,297,123, an increase of $548,875, or 74%, from $748,248 for the period ended December 31, 2009. This increase was primarily attributable to the addition of management personnel, increased advertising and marketing costs, accounting and legal fees, and depreciation and amortization charges.  The increase was partially offset by increased revenues.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2010 compared to December 31, 2009.

	December 31, 2010	December 31, 2009	Increase / (Decrease)
			$	%
				--
Current Assets	$ 697,778	$ 9,985	$ 687,793	6888.26%

Current Liabilities	$ 1,071,461	$ 4,728,289	($ 3,656,828)	(77.34%)

Working Capital (Deficit)	($ 373,683)	($ 4,718,304)	$ 4,344,621	92.08%

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity needed from the revenues generated from operations.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party notes payable. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending additional revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings to the extent available or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product and software sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

During the year ended December 31, 2010, the current assets increased by $687,794 when compared to December 31, 2009 due to the cash proceeds received for the issuance of common stock.  The Company received a total of $900,000 from investors from the offering.

During the twelve months ended December 31, 2010, the current liabilities decreased by $3,656,827 when compared to December 31, 2009 current liabilities of $4,728,289.  Approximately $130,274 of the balance in accounts payable at the fiscal year end December 31, 2010 is for attorneys, software developers and consultants fees.

We anticipate that we may incur operating losses during the next twelve months. The Company’s lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. These factors raise substantial doubt about our ability to continue as a going concern To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Voice Assist as a going concern. Voice Assist may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use revenues and security sales to mitigate the effects of cash flow deficits; however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Voice Assist be unable to continue existence.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, generally when services have been rendered. The Company recognized revenue from sales of $1,256,991 during the twelve months ended December 31, 2010.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $84,238 at the twelve months ended December 31, 2010.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $21,061 at the twelve months ended December 31, 2010.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the twelve months ended December 31, 2010.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (ASC) 718 “Stock Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC 718.

Recently Issued Accounting Standards

The Company has evaluated the recent accounting pronouncements through ASU 2020-26 and believes that none of them will have a material effect on the company’s financial statements, except for the one listed below.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-17 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T). CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, it was concluded that our disclosure controls and procedures are ineffective in timely alerting to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports filed or submitted under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, and as a result in the recent change in management, management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.  However, as a result of change in management and the addition of a new Chief Financial Officer subsequent to year end, management anticipates that internal control over financial reporting will be effective for 2011.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title	Term Commencing
Michael Metcalf	47	Chairman of the Board, Chief Executive Officer	09/30/10
Randy Granovetter	59	President, Director	10/29/10
Michael Silva	49	Chief Financial Officer, Vice President of Corporate Development, Treasurer, Secretary	1/1/11
Scott Fox	54	Independent Director	1/11/11

Duties, Responsibilities and Experience

Michael Metcalf, 47, President, Chief Executive Officer and Director:  Since 2002, Mr. Metcalf has served as Chairman and Founder of SpeechPhone LLC. Between 1997 and 2002, Mr. Metcalf served as Chairman and CEO of Sound Advantage LLC.  While at Sound Advantage, Mr. Metcalf raised $42 million before merging the company with AVST, Inc. Prior to Sound Advantage, Mr. Metcalf spent 7 Years at TelWest, where he raised $3 million and eventually sold to a public company, USLD. During the early stage of his career, Mr. Metcalf developed skills as a PBX engineer, software engineer, product manager, development manager, and proven ability in corporate development. More recently, the Southern California business community recognizes him as a successful serial entrepreneur, noteworthy for innovative product inventions. He has led his product development organizations to win 24 top industry awards over the past eight years including four “Product of the Year” awards.

Randy Granovetter, 59, President and Director: From 2009 through December 2010 Ms. Granovetter worked as an Independent Consultant where she provided expertise to founders and Board of Directors of Mobile Commerce Company. In addition, she also set-up ideation sessions and consulted for Jabra/GN Netcom, setting up an application developer partner program including new partners such as Skype and Salesforce.com. From 2003-2008, while at Microsoft, Ms. Granovetter was responsible for developing and introducing new mobile, wireless, IP-PBX and VoIP technologies for emerging markets and security products.  She accomplished three mergers and acquisitions for Microsoft in security, VoIP/Web conferencing and Mobile Browsers as well as five strategic partnerships and joint ventures.

Michael Silva, 49, Chief Financial Officer: As the Chief Financial Officer (“CFO”) for Voice Assist, Michael “Mike” Silva brings over 20 years experience in the speech technology, mobile and wireless industry to the Company.  He was the former CFO of Voice Processing Corporation and has served as a strategic consultant to mobile carriers, NEPs, and startups.  Mr. Silva has invested in, advised and worked with communications and emerging technology startups in the speech recognition, computer telephony, voice and video over IP, and web services segments.  Previously, Mr. Silva was responsible for wireless data marketing strategy at AT&T Wireless, headed up business development for Qpass through its acquisition by Amdocs, and supported a management-led spinout of UIEvolution from Japanese gaming giant SquareEnix.  Mr. Silva also served as vice president of strategy for Jabra prior to its acquisition by GN Netcom.  Mr. Silva has spent the past two years in the non-profit industry, most recently serving as Chief Operating Officer of the Mobile Giving Foundation.

Scott Fox, 54, Independent Director Mr. Fox is a 30 year veteran executive of the telecommunications industry.  Mr. Fox is currently the Chairman & CEO of Global View Partners, Inc., a strategic investment, M&A, and consulting company involved in the global wireless industry.  Mr. Fox is also the Chairman of Cenoplex, a company providing innovative services which enable wireless operators to better communicate with their customers, maximize subscriber retention and satisfaction. Previously, Mr. Fox was the Chairman of the Board of the global GSM Association which represents the interests of the worldwide mobile communications industry. Spanning 219 countries, the GSMA unites nearly 800 of the world's mobile operators, as well as more than 200 companies in the broader mobile ecosystem, including handset makers, software companies, equipment providers, Internet companies, and media and entertainment organizations.  The Association's members represent more than 4.5 billion GSM and 3GSM connections and accounts for more than 85 percent of the world's wireless market. Mr. Fox also spent five years as Vice President Strategy and Chief Technology Officer for BellSouth, the predecessor to Cingular Wireless/AT&T.

Family Relationships

There are no family relationships among any of our officers or directors.

Code of Ethics

On September 29, 2010, we adopted a Code of Business Conduct and Ethics for directors, officers and employees of the Company. A copy of the Code of Business Conduct and Ethics is attached as Exhibits 99.3 to the 8-K filed November 12, 2010.

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

Election of Directors and Officers

Directors are elected to serve for a 3 year term and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

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

1.
Whether the nominee has the personal attributes for successful service on the Board such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member.

4.	Whether there are any other factors related to the ability and willingness of a new nominee to serve or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion, and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2010, the Company appointed Mr. Scott Fox, Ms. Randy Granovetter and Mr. Michael Metcalf as Directors of the Company.

The Company will consider for inclusion in its nominations of new Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  2 South Pointe Dr., Suite 100, Lake Forest, California 92630.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock that has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports.

Corporate Governance

We currently do not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions. Until formal committees are established, our entire Board of Directors, perform the same functions as an audit, nominating and compensation committee.

In September 2010, the Board of Directors adopted an Audit Committee Charter, Nominating Committee Charter, and Compensation Committee Charter. The Charters are attached as Exhibit 99.4, 99.5 and 99.6 to the 8-K filed November 12, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value.  As a result of the size of the Company and only having four executive officers, the Board evaluates both performance and compensation on an informal basis.  Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies.  To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company.  Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

During the year ended December 31, 2010, Mr. Metcalf and Ms. Granovetter received compensation for their roles associated as the Company’s officers. As of December 31, 2010, the executives received compensation totaling $99,167.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the last two fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Randy Granovetter,
President(1)	2010	$29,167	-0-	-0-	-0-	-0-	-0-	-0-	$29,167

Michael Metcalf,
Chief Executive Officer (2)	2010	$70,000	-0-	-0-	-0-	-0-	-0-	-0-	$70,000

Daniel Van Ness,
Former CEO and President(3)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Andrew Widme,
Former Secretary (3)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Donns Moore	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former CFO (4)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Ms. Granovetter was appointed President of the Company on December 1, 2010.
(2)	Mr. Metcalf was appointed Chief Executive Officer of the Company on October 30, 2010.
(3)	Mr. Van Ness and Mr. Widme resigned as executive officers of the Company on September 30, 2010.
      (4)  Ms. Moore resigned as CFO of the Company on January 1, 2011.

Employment Agreements

On September 30, 2010, the Company entered into an Employment Agreement with Mr. Michael Metcalf, wherein he agreed to serve as Chief Executive Officer. The term of the agreement began on October 1, 2010 and will expire on December 31, 2015. The Company agreed to compensate Mr. Metcalf with a base annual salary of $240,000. Mr. Metcalf will also receive incentive bonuses if the Company’s gross sales for the applicable year are greater than $5 million. The employment agreement was attached as Exhibit 10.5 to the 8-K filed on October 12, 2010.

On December 1, 2010, the Company entered into an Employment Agreement with Ms. Randy Granovetter, wherein she agreed to serve as President. The term of the agreement began on December 1, 2010 and will expire upon termination by either party. The Company agreed to compensate Ms. Granovetter with a base annual salary of $350,000. Although Ms. Granovetter’s employment contract outlined granting options to purchase 1,000,000 shares of Voice Assist common stock at fair market value under Voice Assist’s Stock Option Plan (“the Plan”), these options were not formally granted prior to the end of December 31, 2010. The employment agreement was attached as Exhibit 10.6 to the 8-K filed on December 2, 2010.

On December 28, 2010, the Company entered into an Employment Agreement with Mr. Michael Silva, wherein he agreed to serve as Chief Financial Officer. The term of the agreement began on January 1, 2011 and will end upon written notice by either party. The Company agreed to compensate Mr. Silva with a base annual salary of $250,000.  Mr. Silva will also receive quarterly bonuses and incentive compensation totaling $125,000 annually upon reaching mutually agreeable objectives, in addition to being entitled to a signing bonus of $30,000 upon execution of the Employment Agreement. In addition, Mr. Silva is a participant in the Plan, under which management intends to recommend to the Board that Mr. Silva be granted 2,000,000 shares of common stock, upon payment of the fair market value per share as of the date of execution of the agreement. 750,000 options shall vest over three years and 1,250,000 options shall be vested upon agreed milestones.

Subsequent Agreements

On January 1, 2011, the Company entered into an Employment Agreement with Mr. Vic Boyd, wherein he agreed to serve as Chief Information Officer.  The term of the agreement began on January 1, 2011 and will end upon written notice by either party. The Company agreed to compensate Mr. Boyd with a base annual salary of $180,000.  Mr. Boyd will also receive quarterly bonuses and incentive compensation totaling $120,000 annually upon reaching mutually agreeable objectives. In addition, Mr. Boyd is a participant in the Plan, under which management intends to recommend to the Board that Mr. Boyd be granted 500,000 options to be vested over three years.

On January 1, 2011, the Company entered into an Employment Agreement with Ms. Tracy Roberts, wherein she agreed to serve as Chief Product Officer. The term of the agreement began on January 1, 2011 and will end upon written notice by either party. The Company agreed to compensate Ms. Roberts with a base annual salary of $180,000. Ms. Roberts will also receive quarterly bonuses and incentive compensation totaling $135,000 annually upon reaching mutually agreeable objectives, in addition to be entitled to a signing bonus of $25,000 upon execution of the Employment Agreement.  Additionally, Ms. Roberts is a participant in the Plan, under which management intends to recommend to the Board that Ms. Roberts be granted 500,000 options to be vested over three years.

On January 1, 2011, the Company entered into an Employment Agreement with Mr. Robb Cason, wherein he agreed to serve as Vice President of Enterprise Sales. The term of the agreement began on January 1, 2011 and will end upon written notice by either party. The Company agreed to compensate Mr. Cason with a base annual salary of $180,000.  Mr. Cason will also be eligible for quarterly bonuses and incentive compensation totaling $120,000 annually, upon reaching mutually agreeable objectives. In addition, Mr. Cason is a participant in the Plan , under which Mr. Cason was granted 500,000 options to be vested over three years.

On January 1, 2011, the Company entered into an Employment Agreement with Mr. Andrew Fox, wherein he agreed to serve as Vice President of Developer Partnerships & Programs. The term of the agreement began on January 1, 2011 and will end upon written notice by either party. The Company agreed to compensate Mr. Fox with a base annual salary of $180,000. Mr. Fox will also receive quarterly bonuses and incentive compensation totaling $120,000 annually upon reaching mutually agreeable objectives. In addition, Mr. Fox is a participant in the Plan, under which he was granted 500,000 options to be vested over three years.

On January 1, 2011, the Company entered into an Employment Agreement with Ms. Lisa Porter, wherein she agreed to serve as Vice President of Marketing & Communications. The term of the agreement began on January 1, 2011 and will end upon written notice by either party. The Company agreed to compensate Ms. Porter with a base annual salary of $180,000.  Ms. Porter will also receive quarterly bonuses and incentive compensation totaling $120,000 annually upon reaching mutually agreeable objectives. In addition, Ms. Porter is a participant in the Plan, under which Ms. Porter was granted 500,000 options to be vested over three years

Termination of Employment

There are certain compensatory plans or arrangements, including payments to be received from the Company, with respect to key executives that may result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company, except with respect to a breach of contract on the part of the Company.  In the interest of the Shareholders, the Company has entered into long term agreements with key executives as a means to attract and retain an executive team with proven prior performance and expertise.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2011 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership before the offering for the following table is based on 27,370,000 shares of common stock outstanding.

Security Ownership of Management

Title of Class	Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)
Common	Michael D. Metcalf	16,282,021(3)(4)	59%
Common	Randy Granovetter	1,083,333(5)	4%
	Michael Silva	0	0

	All Beneficial Owners as a Group	17,365,354	63%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Parties’ address is in care of the Company at 2 South Pointe Dr., Suite 100, Lake Forest, CA 92630.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)
Includes: (i) 10,250,000 shares indirectly owned by Mr. Metcalf and directly owned by SpeechPhone LLC of which Mr. Metcalf is the Managing Partner, (ii) 3,482,021 shares indirectly owned by Mr. Metcalf and directly owned by Metcalf Family Trust of which Mr. Metcalf is the Trustee of the Trust, (iii) 550,000 options to purchase shares of common stock at $1.95 per share (expiring on January 26, 2014), and (v) 2,000,000 shares of Series A preferred stock which may be converted on a 1:1 basis into shares of common stock.

(4)
Although Mr. Metcalf currently has indirect beneficial control over 10,250,000 shares held directly by SpeechPhone LLC, other members of the limited liability company have ownership rights as well.  The 10,250,000 shares are being transferred to all the members of the limited liability company of which Mr. Metcalf will get 3,312,797 shares. When the transfer is completed Mr. Metcalf will have direct ownership of 5,862,797 shares or 21% and will have indirect ownership of 3,482,021 shares or 13%.

(5)	Includes 83,333 options to purchase shares of our common stock at $1.95 per share (expiring on January 26, 2014).

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)
Common	SpeechPhone, LLC (3)	10,250,000	38%
Common	Metcalf Family Trust(4)	3,482,021	13%
Common	Ronald J. Zeffer	1,928,497	7%
Common	Douglas A. Maniaci	1,928,497	7%
	All Beneficial Owners as a Group	17,589,015	64%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Parties’ address is in care of the Company at 2 South Pointe Dr., Suite 100, Lake Forest, CA 92630.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Michael Metcalf is the Majority Partner of SpeechPhone LLC. Mr. Metcalf shares voting and investment power over the 10,250,000 shares.
(4)	Michael Metcalf is the Trustee of Metcalf Family Trust. Mr. Metcalf has voting and investment power over the 3,482,021 shares.

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

Related Transactions and Certain Relationships

The Company’s Chief Executive Officer, Michael Metcalf, is the majority owner in SpeechPhone, LLC, MDM Intellectual Property, LLC, SpeechPhone Direct, LLC, SpeechCall, LLC, SpeechCard, LLC and Voice Assist LLC. At the time of the Agreement of Purchase and Sale of Assets dated July 22, 2010, the entities were under the common control of Michael Metcalf.  The following graph illustrates his majority ownership in each entity.

Entity Name	Owner’s Name(s)	% Owned	% Voting Interest
SpeechPhone, LLC	Michael Metcalf Ronald Zeffer Doug Maniaci Sound Advantage, LLC,	32% 6% 6% 10%	32% 6% 6% 10%
MDM Intellectual Property, LLC	Michael Metcalf Ronald Zeffer Douglas Maniaci Randy Granovetter	25% 23% 23% 15%	25% 23% 23% 15%
SpeechPhone Direct, LLC	Michael Metcalf, Manager, Sound Management Services, LLC	100%	100%
SpeechCall, LLC	Michael Metcalf, Manager, Sound Management Services, LLC	100%	100%
SpeechCard, LLC	Michael Metcalf	90%	90%
Voice Assist, LLC	Michael Metcalf Ronald Zeffer Douglas Maniaci	50% 25% 25%	50% 25% 25%

Director Independence

The Board of Directors has made the determination that Scott Fox is considered an independent director in accordance with the director independence standards of the American Stock Exchange.  Randy Granovetter, the Company’s President, and Michael Metcalf, the Company’s Chief Executive Officer, are not independent directors by virtue of their employment with the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended December 31, 2010, Mantyla McReynolds, LLC billed the Company $60,696 for the audit of the 2008 and 2009 annual financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

            There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for fiscal years 2010 and 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Musician’s Exchange		S-1		3(i)(a)	2/29/08
3(ii)(a)	Bylaws of Musician’s Exchange		S-1		3(ii)(a)	2/29/08
10.1	Subscription Agreement		S-1		10.1	2/29/08
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification if CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X
10.2	Asset Purchase Agreement between Musician’s Exchange, and Speech Phone LLC dated July 22, 2010		8-K			7/29/10
10.3	Asset Purchase Agreement between Musician’s Exchange, and Speech Card LLC dated July 22, 2010		8-K			7/29/10
10.4	Asset Purchase Agreement between Musician’s Exchange, and MDM International LLC dated July 22, 2010		8-K			7/29/10
10.5	Asset Purchase Agreement between Musician’s Exchange, and Voice Assist LLC dated July 22, 2010		8-K			7/29/10
10.6	Employment Agreement of Randy Granovetter – Dated December 1, 2010		8-K			12/2/10
10.7	Employment Agreement of Michael Metcalf – Dated September 30, 2010		8-K			10/12/10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

By: /S/ Randy Granovetter
       Randy Granovetter, President

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Randy Granovetter	President and Director	March 31, 2011
Randy Granovetter

/S/ Michael Metcalf	Chief Executive Officer and Director	March 31, 2011
Michael Metcalf

/S/ Michael Silva	Chief Financial Officer	March 31, 2011
Michael Silva

VOICE ASSIST, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Voice Assist, Inc.

We have audited the accompanying balance sheets of Voice Assist, Inc. as of December 31, 2010 and 2009, and the related statements of operations, cash flows, and stockholders’ equity (deficit), for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voice Assist, Inc. as of December 31, 2010 and 2009, and the results of operations and cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has working capital deficits and has incurred losses from operations and negative operating cash flows during the years ended December 31, 2010 and 2009. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds LLC

Mantyla McReynolds LLC
Salt Lake City, Utah
March 31, 2011

VOICE ASSIST, INC.
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$615,722	$-
Accounts Receivable	44,739	-
Deferred Customer Activation Costs	21,061	4,922
Prepaid Expenses	16,256	5,063

Total Current Assets	697,778	9,985

Property & Equipment, Net	158,610	118,305
Software Development, Net	496,229	589,953

OTHER ASSETS
Other Assets	28,643	28,643

Total Other Assets	28,643	28,643

Total Assets	$1,381,260	$746,886

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts Payable	254,637	61,085
Accounts Payable - Related Party	-	342,966
Bank Overdraft	-	19,174
Accrued Expenses	10,000	-
Accrued Expenses - Related Party	-	1,287,000
Accrued Income Taxes	-	4,900
Accrued Interest Payable	-	580,478
Accrued Interest Payable, Related Party	-	102,374
Deferred Revenue	84,238	22,552
Equipment Loans - Current Portion	13,984	26,314
Loans Payable (Salaries converted to Loans)	-	1,723,399
Loans Payable - Related Parties	708,603	558,048

Total Current Liabilities	1,071,462	4,728,290

NON CURRENT LIABILITIES
Equipment Loans - Long Term	-	8,824

Total Liabilities	1,071,462	4,737,114

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 and 2,000,000 shares issued
and outstanding as of December 31, 2010 and
December 31, 2009, respectively	2,000	2,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 26,600,000 and 26,588,960 shares issued
and outstanding as of December 31, 2010 and
December 31, 2009, respectively	26,600	20,420
Additional Paid in Capital	12,007,389	7,386,420
Shares to be Issued	970,000	-
Retained Deficit	(12,696,191)	(11,399,068)

Total Stockholders' Equity/(Deficit)	309,798	(3,990,228)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$1,381,260	$746,886

See Accompanying Notes to Financial Statements

VOICE ASSIST, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

OPERATING REVENUES
Telephony Services	$1,256,990	$791,048

Total Revenues	1,256,990	791,048

OPERATING EXPENSES
Direct Cost of Services	325,835	340,534
Other Costs	8,986	34,114
Total Direct Cost of Services	334,821	374,648

Legal and Professional	219,583	46,006
Selling, General and Administrative	1,176,358	478,820
Selling, General and Administrative - Related Parties	287,589	291,557
Advertising and Marketing	109,905	50,722
Impairment of Software Development Costs	100,619	-
Depreciation and Amortization	141,089	62,127

Total Operating Expenses	2,369,964	1,303,880

(Loss) from Operations	(1,112,974)	(512,832)

OTHER INCOME AND (EXPENSE)
Interest Expense	(194,413)	(251,988)
Other Income (Expense)	10,264	24,517

Total Other Income (Expense)	(184,149)	(227,471)

(Loss) before Income Taxes	(1,297,123)	(740,303)

Income Tax Expense	-	(7,945)

NET (LOSS)	$(1,297,123)	$(748,248)

Weighted Average Shares Outstanding – Basic and Diluted	22,018,347	16,592,512
Net loss per share – Basic and diluted	$(.06)	$(.05)

See Accompanying Notes to Financial Statements.

VOICE ASSIST, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Common	Additional		Total
	Preferred Shares		Common Shares		Shares	Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	To Be Issued	Capital	Earnings	Equity

Balance December 31, 2008	2,000,000	$2,000	15,316,630	$15,316		$6,752,309	$(10,650,820)	$(3,881,195)

Issuance of common stock for Cash			5,103,529	5,104		634,111		639,215

Net Income (Loss)							(748,248)	(748,248)

Balance December 31, 2009	2,000,000	$2,000	20,420,159	$20,420	$-	$7,386,420	$(11,399,068)	$(3,990,228)

Issuance of common stock for cash	-	-	79,841	80		9,920		10,000

Recapitalization with Merger			6,100,000	6,100		4,611,049		4,617,149

Common Stock to be Issued for Cash and Services					970,000			970,000

Net Income (Loss)	-	-	-	-	-	-	(1,297,123)	(1,297,123)

Balance December 31, 2010	2,000,000	$2,000	26,600,000	$26,600	$970,000	$12,007,389	$(12,696,191)	$309,798

See Accompanying Notes to Financial Statements.

VOICE ASSIST, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

Operating Activities

Net (Loss)	$(1,297,123)	$(748,248)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and amortization	141,089	62,127
Issuance of loans for services	-	143,240
Shares issued for services	70,000	-
Impairment of Software Development Costs	100,619	-
Changes in operating assets and liabilities
Accounts Receivable	(44,739)	-
Deferred Customer Activation Costs	(16,139)	3,724
Prepaid Expense	(11,193)	(3,544)
Other Assets	-	-
Accounts Payable	193,551	(72,379)
Accounts Payable, Related Party	(342,966)	176,591
Bank Overdraft	(19,174)	18,590
Accrued Expenses	10,000	-
Accrued Expenses, Related Party	-	35,088
Accrued Income Taxes	(4,900)	1,600
Accrued Interest Payable	130,217	167,974
Accrued Interest Payable, Related Party	-	59,542
Deferred Customer Activation Fees	61,686	(27,848)

Net cash provided by (used in) operating activities	(1,029,072)	(183,543)

Cash flows from investing activities
Acquisition and development of software assets	(104,102)	(389,668)
Purchase of Equipment	(84,187)	(43,982)

Net cash provided by (used in) investing activities	(188,289)	(433,650)

Cash flows from financing activities
Proceeds from Equipment Loans	-	23,945
Proceeds from Loans Payable, Related Party	1,239,580	73,100
Repayment of Equipment Loans	(21,153)	(7,594)
Repayment of Loans Payable, Related Party	(295,344)	(111,473)
Proceeds from Common Stock to be Issued	910,000	639,215

Net cash provided by (used in) financing activities	1,833,083	617,193

Net Increase/(Decrease) in Cash	615,722	(0)

Cash, Beginning of Year	-	-

Cash, End of Year	$615,722	$(0)

Supplemental Information:
Cash paid for:
Taxes	$4,364	$6,345
Interest Expense	$37,503	$8,620

Non Cash Financing Activities:
Equipment Purchased under Capital Leases	$-	$23,945

See Accompanying Notes to Financial Statements.

VOICE ASSIST, INC.
(FORMERLY MUSICIAN’S EXCHANGE)
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 1.  The Company

The Company and Nature of Business

Musician’s Exchange was incorporated under the laws of the State of Nevada on February 4, 2008 and developed an internet destination and marketplace for musicians.  On September 28, 2010, Musician’s Exchange amended its articles of incorporation to change its name from Musician’s Exchange to Voice Assist, Inc. (“the Company”).

On July 22, 2010, the Company entered into the following:

(1) An Agreement of Purchase and Sales of Assets with SpeechPhone, LLC, a Delaware Limited Liability Company (“Speechphone”) to purchase substantially all of the assets of Speechphone in exchange for 10,250,000 shares of common stock and also agreed to issue 2,000,000 shares of convertible preferred stock in exchange for extinguishment of $1,700,000 in debt;

(2) An Agreement of Purchase and Sales of Assets with MDM Intellectual Property, LLC, a California Limited Liability Company (“MDM”) to purchase substantially all of the assets of MDM in exchange for 6,150,000 shares of common stock;

(3) An Agreement of Purchase and Sales of Assets with SpeechCard, LLC, a Delaware Limited Liability Company (“SpeechCard”) to purchase substantially all of the assets of SpeechCard in exchange for 1,025,000 shares of common stock;

(4) An Agreement of Purchase and Sales of Assets with Voiceassist, a Delaware Limited Liability Company (“Voiceassist”) to purchase substantially all of the assets of Voiceassist in exchange for 2,050,000 shares of common stock; and

(5) An agreement to issue 1,025,000 shares to purchase Mr. Michael Metcalf’s concept, Music By Voice and shareholders agreed to cancel a total of 8,400,000 shares upon the close of the transaction.

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

Basis of Presentation

These financial statements have been prepared to reflect the financial position, results of operations and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

In the year ended December 31, 2009, the financial statements included the combined financial statements of multiple entities under common control.  As a result of the reverse merger during the year ended December 31, 2010, the assets of the various entities now exist within one legal entity.  Accordingly, as of December 31, 2010, the financial statements no longer require consolidated presentation.  For the year ended December 31, 2009, the consolidated financial statements include the accounts of Speechphone, LLC (Delaware Limited Liability Company), MDM Intellectual Property, LLC (California Limited Liability Company), SpeechCard, LLC (Delaware Limited Liability Company), SpeechCall LLC (Delaware Limited Liability Company), and Voiceassist, LLC (Delaware Limited Liability Company).  All significant intercompany balances and transactions have been eliminated.  Voice Assist, Inc., Speechphone, LLC, SpeechCard, LLC, SpeechCall LLC (Delaware Limited Liability Company), and Voiceassist, LLC will be collectively referred herein to as the “Company”.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Generally, matters subject to estimation and judgment include amounts related to asset impairments, useful lives of fixed assets and capitalization of costs for software developed for internal use, and estimated average customer relationship periods.  Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to amounts reported in prior periods in order to conform with the current period presentation. These reclassifications did not impact the Company's net income, stockholders' equity or cash flows.

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents.  Cash equivalents consist primarily of interest-bearing bank accounts and money market funds.  The Company’s cash positions represent cash on deposit in checking accounts.  These assets are generally available on a daily basis and are highly liquid in nature.  Due to the balances being greater than $250,000, the Company does not have FDIC coverage on the entire amount of bank deposits. The Company believes this risk is minimal.

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, generally when services have been rendered. The Company recognized revenue from sales of $1,256,991 and $791,048 for the years ended December 31, 2010 and 2009, respectively.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $84,238 and $22,552 at the years ended December 31, 2010 and 2009, respectively.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $21,061 and $4,922 at the years ended December 31, 2010 and 2009, respectively.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months and 22 months for the years ended December 31, 2010 and 2009, respectively.

Accounts Receivable

The Company generally does not maintain accounts receivable because the monthly fees are automatically deducted from or charged to each customer’s bank or credit card account.  During the year ended December 31, 2010, the Company had one customer for whom invoices were prepared and recorded as accounts receivable.  At December 31, 2010, the accounts receivable for this customer was $44,739.  There were no accounts receivables at the year ended December 31, 2009. The amount of accounts receivables at the end of December 31, 2010, represented the charges for only a partial month services to accommodate the customer’s desires to be on a calendar month ending.  Management has determined that there is no need to establish an allowance for doubtful accounts because there has been no history of non payment.

Impairment

FASB ASC 360-10-35-21 (Prior authoritative literature, FASB Statement 144, Accounting for the Impairment and Disposal of Long-Lived Assets) requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis No impairments of long lived assets were indicated or recorded during the years ended December 31, 2010 and 2009.

During the period ended December 31, 2010, management determined that the Speechcard project was no longer viable.  Therefore, the software development costs amounting to $100,619 were written off to expense.

Software Development Costs

The Company has adopted the provisions of the Software Topic of the FASB ASC Topic 350 to account for its internally and externally developed software costs since the Company is dependent on the internal use automated speech recognition software to provide the enhanced services.  The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for use. Software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements.  Amortization is computed on an individual project basis using the straight-line method over the estimated economic life of the projected product, generally three to five years..

For the years ended December 31, 2010 and December 31, 2009, net software development costs are $496,229 and $589,953, respectively.  In January, 2010 one of the capitalized projects was released for use and another project was abandoned.  Amortization for the released project and the costs for the abandoned project were expensed during the year ended December 31, 2010.  The accumulated amortization of the capitalized software development costs were $97,207 and $0 as of December 31, 2010 and December 31, 2009, respectively.

Advertising and Marketing

The Company expenses advertising and marketing costs when incurred.  Total advertising and marketing expense was $109,905 and $50,722 for years ended December 31, 2010 and December 31, 2009, respectively.

Net Loss Per Common Share

Basic income or loss per common share is based on the weighted-average number of shares outstanding.  Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As of December 31, 2010, the Company had loans payable convertible into shares of common stock.  However, due to the net loss these amounts were not included in the calculation of the net loss per common share as their inclusion would be anti-dilutive.

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is "more likely than not" that some component or all of the benefits of deferred tax assets will not be realized.

Share-based Payments

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered on the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30 (Prior authoritative literature, EITF 96-18,Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods, or Services).

Recently Issued Accounting Standards

The Company has evaluated the recent accounting pronouncements through ASU 2020-26 and believes that none of them will have a material effect on the company’s financial statements, except for the one listed below.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Note 3.  Going Concern

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2010, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $12,696,191, a working capital deficit, negative cash flows from operations and we have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing in order to fund our planned operations and ultimately to achieve profitable operations.

Note 4.  Loans Payable and Related Party Loans Payable

Loans Payable consist of the following
	December 31
	2010	2009

Unsecured loan made in favor of an officer,
10% interest rate, with conversion
option for membership shares at market
value at the time of conversion	$ 55,546	$ 558,048

Convertible debt with related party (company
in which the CFO was also serving as CFO of
Voice Assist for the period represented by this
report), no interest rate, conversion at market
value on date of conversion, due on demand	653,057

Unsecured loan to outside investors (existing
with the previous LLC entities and not
included in the asset acquisition merger)
10% interest rate, conversion option for
membership shares at market value at the
time of conversion		95,985

Unsecured loans to outside investors (existing
with the previous LLC entities and not
included in the asset acquisition merger),
12% interest rate, conversion option to
membership shares at $0.10 per unit		250,000

Unsecured loans to employees (existing with
the previous LLC entities and not included in
the asset acquisition merger), 10% interest
rate, conversion option for membership
shares at market value at the time of
conversion		45,000

Unsecured Demand Loans for funds invested
in the Company by outside investors (existing
with the previous LLC entities and not
included in the asset acquisition merger),
12% interest rate, conversion option for
membership shares at $0.05 per unit		169,000

Unsecured loans to employees and former
employees in lieu of compensation (existing
with the previous LLC entities and not
included in the asset acquisition merger)
10% - 12% interest rates, conversion option
for membership shares at market value at
the time of conversion		1,163,414

Equipment Loans with various maturity
dates, monthly payment estimated at $1,989	13,985	35,138

TOTAL LOANS PAYABLE	$ 722,588	$ 2,316,585

Maturities associated with loans payable are as follows:

Year Ended:
December 31, 2011	$ 13,985

Note 5.  Property and Equipment

    Property and equipment are depreciated using the straight-line method over the estimated useful lives that range from 5 to 7 years.  Property and equipment consist of the following

	December 31,
	2010	2009

Network Infrastructure	1,078,160	922,279
Software	343,210	405,710
Machinery & Equipment	62,361	74,441
Furniture & Fixtures	34,937	32,051
Less: Accumulated Depreciation	(1,360,058)	(1,316,176)

Net Property and Equipment	158,610	118,305

    Depreciation expense of $43,882 and $67,127 was recorded for the years ended December 31, 2010 and December 31, 2009, respectively.

Note 6.  Lease Commitment

    The Company leases commercial office space.  The office space comprises approximately 4,200 square feet located at 2 South Pointe Drive, Suite 100, Lake Forest, CA  92630.  The lease was signed on June 1, 2008 and is for thirty-six (36) months with a monthly cost of $8,643.  Future payout for the year ended December 31, 2011 is $43,214.

Note 7.  Income Taxes

    The Company’s provision for income taxes was $0 and $7,945 for the years ended December 31, 2010 and 2009 respectively since the Company incurred net operating losses which have a full valuation allowance through December 31, 2010.

    ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is calculated by multiplying a 34% marginal tax rate by the cumulative Net Operating Loss (“NOL”) of $1,043,751 (net of amounts attributable to pass-through entities). The total valuation allowance is equal to the total deferred tax asset.  The valuation allowance increased by $326,026 from $28,849 to $354,875 for the year ended December 31, 2010.

    The provision for income taxes consists of the following:

	2010	2009
Current Taxes	$ -	$ ,945
Deferred Tax Benefit	$ (326,850)	$ -
Benefits of Operating Loss Carryforwards	$ 326,850	$ -
Income Tax Provision	$ -	$ 7,945

    The Company’s net federal operating loss carry forwards of approximately $1,043,571 expire in various years beginning in 2028 and carrying forward through 2030.

Operating Losses

	Amount	Expires
	$ 961,324	2030
	$ 50,437	2029
	$ 31,990	2028
Total	$ 1,043,751

    The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2010 and 2009, nor were any interest or penalties accrued as of December 31, 2010.

    The Company has filed income tax returns in the US.  The years ended December 31, 2010, 2009, and 2008 are open for examination.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2010 and 2009 are summarized below.

	2010	2009
Noncurrent Deferred Tax Assets
Net Operating Losses	354,875	28,849
Total Deferred Tax Assets	354,875	28,849
Less: Valuation Allowance	(354,875)	(28,849)
Net Deferred Tax Assets	-	-
Deferred Tax Liabilities	-	-
Net Deferred Taxes	$ -	$ -

    The Company is incorporated in and conducts its operations in the state of Nevada.

    The effective tax rate for continuing operations differs from the statutory rate of 34% as follows:

	2010	2009
Expected Income Tax (Benefit) based on Statutory Rate	(441,022)	(254,404)
State taxes, net of federal taxes		7,945
Effects of:
Income/loss attributable to pass-through entitites	114,172	254,404
Change in Valuation Allowance	326,026
Other	824
Provision for Income Tax (Benefit)	(0)	7,945

Uncertain Tax Positions

    The Company has evaluated for uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

Note 6.  Related Party Transactions

    For the year ended December 31, 2010, the Company was invoiced for management fees in the amount of $211,810 by an LLC owned entirely by the President of the Company and was also invoiced for accounting consulting fees in the amount of $24,465 by a company whose CFO was also serving as CFO of Voice Assist for the period of this report.  As indicated in Note 4 above, there are loans payable with an LLC owned entirely by the President of the Company and the company whose CFO was also serving as CFO of Voice Assist for the period of this report.

Note 7.  Stock-based Compensation

    We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2010 Stock Incentive Plan (“the Plan”) that was adopted in August of 2010.  As of December 31, 2010, no options had been granted under the Plan.

    The purposes of the Plan are (a) to enhance the Company’s ability to attract and retain the services of qualified employees, officers and directors, contractors and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company’s business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of the Company by providing them an opportunity to participate in the ownership of the Company and thereby have an interest in the success and increased value of the Company.

Note 8.  Preferred Stock

    Pursuant to the Acquisition Agreement, the Company issued 2,000,000 shares of Series A Preferred Stock to Mr. Michael Metcalf as consideration for the cancellation of $1,700,000 in debt. The Series A Preferred Stock has a par value of $0.001 per share and the Board authorized an amount up to 2,000,000 shares. Each share of Series A Preferred Stock has an original issue price of $1.00.

Note 9.  Common Stock

    Pursuant to the Agreements of Purchase and Sale of Assets dated July 22, 2010, we issued a total of 20,500,000 shares of its restricted common stock as follows

•	10,250,000 shares to SpeechPhone, LLC in exchange for substantially all of the assets of SpeechPhone, LLC;

•	6,150,000 shares to MDM, LLC in exchange for substantially all of the assets of MDM, LLC;

•	1,025,000 shares to SpeechCard, LLC in exchange for substantially all of the assets of SpeechCard, LLC;

•	2,050,000 shares to Voice Assist, LLC in exchange for substantially all of the assets of Voice Assist, LLC; and

•	1,025,000 shares in exchange for 100% of Mr. Michael Metcalf’s concept Music By Voice.

    In December 2010, we received $900,000 for 450,000 shares of common stock.  However, as December 31, 2010, we had not yet issued these shares.

    In December 2010, we committed to issue 35,000 shares of common stock in exchange for services received valued at $70,000.  However, as December 31, 2010, we had not yet issued these shares.

Note 10.  Subsequent Events

    Subsequent to December 31, 2010, in the first quarter of 2011, the Company issued a total of 725,000 units which included shares of restricted common stock and warrants to purchase shares of restricted common stock to five accredited investors.  The investors purchased the 725,000 units in December, 2010 and January, February, and March of 2011 for a total purchase price of $1,450,000, all of which was paid in cash.  Of this cash amount, $900,000 was received in December, 2010.  In addition there were 35,000 units issued per contract to an investor relations firm for a value of $70,000.  The value of the shares for the investor relations firm and the cash received in December, 3010 represent the amount in the “Shares to be Issued” on the Balance Sheet.

    Subsequent to December 31, 2010, one Million (1,000,000) options were granted on January 26, 2011 pursuant to the employment agreement effective October 1, 2010, at $1.95. The closing price on October 1, 2010 was $4.00, a $2.05 difference from the exercise price. The $1.95 price represents the lowest closing price in the calendar quarter previous to the grant.

    Subsequent to December 31, 2010, one Million (1,000,000) options were granted on January 26, 2011 pursuant to the employment agreement effective December 1, 2010, at $1.95. The closing price on December 1, 2010 was $2.00, a $0.05 difference from the exercise price. The $1.95 price represents the lowest closing price in the calendar quarter previous to the grant.