Form 10-Q
period 2011-03-31
Voice Assist, Inc.
filed 2011-05-16
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Copies of Communications to:
Stoecklein Law Group
402 West Broadway, Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 14, 2011, was 27,395,000 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC.
CONDENSED BALANCE SHEETS

	March 31	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$25,170	$615,722
Accounts Receivable	49,753	44,739
Deferred Customer Activation Costs	16,965	21,061
Prepaid Expenses	21,972	16,256

Total Current Assets	113,860	697,778

Property & Equipment, Net	172,055	158,610
Software Development, Net	525,220	496,229

OTHER ASSETS
Other Assets	30,743	28,643

Total Other Assets	30,743	28,643

Total Assets	$841,878	$1,381,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	307,657	254,637
Accrued Expenses	50,492	10,000
Deferred Revenue	67,851	84,238
Current Portion - L/T Loans Payable	12,784	13,984
Loans Payable - Related Parties	629,629	708,603

Total Current Liabilities	1,068,413	1,071,462

NON CURRENT LIABILITIES
L/T Portion Loans Payable	-	-

Total Liabilities	1,068,413	1,071,462

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 and 2,000,000 shares issued
and outstanding as of March 31, 2011 and
December 31, 2010, respectively	2,000	2,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 27,370,000 and 26,600,000 shares issued
and outstanding as of March 31, 2011 and
December 31, 2010, respectively	27,370	26,600
Additional Paid in Capital	15,220,918	12,007,389
Shares to be Issued	127,917	970,000
Retained Earnings	(15,604,740)	(12,696,191)

Total Stockholders' Equity (Deficit)	(226,535)	309,798

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$841,878	$1,381,260

The accompanying notes are an integral part of these financial statements.

VOICE ASSIST, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010

OPERATING REVENUES
Telephony Services	$235,049	$374,067
Other Income	-	1,140

Total Revenues	235,049	375,207

OPERATING EXPENSES
Direct Cost of Services	111,072	82,598
Other Costs	2,468	5,826
Total Direct Cost of Services	113,540	88,424

Legal and Professional	254,538	750
Selling, General and Administrative	2,699,507	148,161
Selling, General and Administrative - Related Parties	-	78,337
Advertising and Marketing	38,060	36,434
Depreciation and Amortization	37,070	9,547

Total Operating Expenses	3,142,715	361,653

Net Income (Loss) from Operations	(2,907,666)	13,554

OTHER INCOME AND (EXPENSE)
Interest Expense	(551)	(107,885)
Other Income (Expense)	0	9,567

Total Other Income (Expense)	(551)	(98,318)

Net (Loss) before Income Taxes	(2,908,217)	(84,764)

Income Tax Expense	(332)	(800)

NET (LOSS)	$(2,908,549)	$(85,564)

Weighted Average Shares	27,247,096	20,460,080
Earnings Per Share	$(0.11)	$(0.00)

The accompanying notes are an integral part of these financial statements.

VOICE ASSIST, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
	2011	2010

Operating Activities

Net (Loss)	$(2,908,549)	$(85,564)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,070	9,547
Shares Issued for Services	147,917	-
Stock Option Amortization	1,674,299
Changes in operating assets and liabilities
Accounts Receivable	(5,014)	-
Deferred Customer Activation Costs	4,096	750
Prepaid Expense	(5,716)	(11,937)
Accounts Payable	53,020	(45,669)
Accounts Payable, Related Party	-	85,602
Bank Overdraft	-	608
Accrued Expenses	40,492	(35,088)
Accrued Interest Payable	-	91,026
Deferred Customer Activation Fees	(16,388)	(6,860)

Net cash provided by (used in) operating activities	(978,773)	2,415

Cash flows from investing activities
Acquisition and development of software assets	(53,292)	(0)
Purchase of Equipment	(26,214)	(7,499)

Net cash provided by (used in) investing activities	(79,506)	(7,499)

Cash flows from financing activities
Proceeds from Loans Payable, Related Party	5,612	16,227
Proceeds from Loans Payable	12,000	-
Repayment of Loans Payable	(13,200)	(7,352)
Repayment of Loans Payable, Related Party	(86,685)	(13,500)
Proceeds from issuance of common stock	550,000	10,000

Net cash provided by (used in) financing activities	467,727	5,375

Net Increase/(Decrease) in Cash	(590,552)	291

Cash, Beginning of Period	615,722	-

Cash, End of Period	$25,170	$291

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest	$-	$-

Non Cash Financing Activities:
Equipment Purchased under Capital Leases	$-	$-

The accompanying notes are an integral part of these financial statements.

Voice Assist, Inc.
(formerly Musician’s Exchange, Inc.)
Notes To Condensed Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Voice Assist, Inc.
(formerly Musician’s Exchange, Inc.)
Notes To Condensed Financial Statements
(Unaudited

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2010 and 2009 and notes thereto included in the Company’s 10-K filed on April 1, 2011. The Company follows the same accounting policies in the preparation of interim reports.

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

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, generally when services have been rendered. The Company recognized revenue from sales of $235,049 and $375,207 during the three months ended March 31, 2011 and 2010, respectively.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $67,851 and $84,238 at March 31, 2011 and December 31, 2010, respectively.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $16,965 and $21,061 at March 31, 2011 and December 31, 2010, respectively.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the three months ended March 31, 2011.

Voice Assist, Inc.
(formerly Musician’s Exchange, Inc.)
Notes To Condensed Financial Statements
(Unaudited

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of March 31, 2011, software development costs not yet amortized are $525,220.  During the three months ended March 31, 2011 and 2010, amortization was $24,302 and $0, respectively.

Impairment

FASB ASC 360-10-35-21 (Prior authoritative literature, FASB Statement 144, Accounting for the Impairment and Disposal of Long-Lived Assets) requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during three months ended March 31, 2011 and 2010.

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

Recent Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Voice Assist, Inc.
(formerly Musician’s Exchange, Inc.)
Notes To Condensed Financial Statements
(Unaudited

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $2,908,549 and cash used by operations of $978,773 for the three months ended March 31, 2011, and had a working capital deficit of $954,553 and stockholders’ deficit of $226,535 as of March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

The Company received advances from shareholder totaling $5,612 during the period ended March 31, 2011. These advances are due upon demand, unsecured, and carry 0% interest.  During the period ended March 31, 2011, the Company paid $86,685 to related entity controlled by shareholder.

Voice Assist, Inc.
(formerly Musician’s Exchange, Inc.)
Notes To Condensed Financial Statements
(Unaudited

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

As of March 31, 2011, there have been no other issuances of preferred stock.

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

During the three months ended March 31, 2011, the Company issued the following shares of $0.001 par value common stock:

•	450,000 shares for $900,000 cash received in December, 2010
•	20,000 shares in exchange for services reported in the period ended December 31, 2010
•	25,000 shares in exchange for services during the period ended March 31, 2011
•	275,000 shares for $550,000 cash received during the three months ended March 31, 2011

During the three months ended March 31, 2011, the Company committed to issue shares of $0.001 par value common stock as follows:

•	In exchange for services - 50,000 shares of common stock valued at $100,000. The Company issued 25,000 shares of this commitment during March, 2011.
•
As commission for funds raised on behalf of the Company at 3.5%. Included in the $550,000 cash recieved during the period ended March 31, 2011, funds raised under the contract for commissions totaling $250,000 were raised resulting in a commission of $8,750.

•	In exchange for unpaid officer compensation for two of the officers of the Company totaling $39,167.

The remaining value of the shares for the commitments for services received made in December, 2010 and March, 2011, the commissions due and the value of unpaid officer compensation represent the amount in the “Shares to Be Issued” on the Balance Sheet.

Voice Assist, Inc.
(formerly Musician’s Exchange, Inc.)
Notes To Condensed Financial Statements
(Unaudited

NOTE 5 – WARRANTS AND OPTIONS

On January 25, 2011, the Company granted a total of 2,500,000 options from the 2010 Stock Incentive Plan  to three employees as part of their employment agreements.  The options were valued using the Black Scholes model.  The assumptions used an expected term based on the simplified method ranging from three to six and a half years and a discount rate of 1.0% - 2.5%.  The Company did not have enough historical trading activity and used peer companies volatility of 68% - 75%.

The first employee received 1,000,000 options of which 500,000 vested immediately and the remaining 500,000 vest at a rate of 50,000 per quarter over the next two and a half years.  The options have an exercise price of $1.95 and can be exercised for a period of five years.  As of March 31, 2011, 550,000 options were fully vested and the Company recorded compensation expense totaling $758,345.

The second employee received 1,000,000 options of which 500,000 vested immediately and the remaining 500,000 vest at a rate of 50,000 per quarter over the next two and a half years.  The options have an exercise price of $1.95 and can be exercised for a period of ten years.  As of March 31, 2011, 500,000 options were fully vested and the Company recorded compensation expense totaling $875,676.

The third employee received 500,000 options which vest at a rate of 45,455 per quarter over the next three years.  The options have an exercise price of $1.95 and can be exercised for a period of five years.  As of March 31, 2011, no options were vested and the Company recorded compensation expense totaling $40,278.  During April 2011, this employee ceased employment with the Company and none of his options vested and were returned to the stock incentive plan pool.

Voice Assist, Inc.
(formerly Musician’s Exchange, Inc.)
Notes To Condensed Financial Statements
(Unaudited

NOTE 6 –  SUBSEQUENT EVENTS

Changes in Equity

Subsequent to the period ended March 31, 2011, the Company received an additional $550,000 cash from investors for issuance of 275,000 shares of common stock.  At the time of the filing of this report, only 25,000 shares have been issued.

Changes in Executive Compensation.

During the quarter ended March 31, 2011 and the previous reporting period ended December 31, 2010, the Company entered into employment agreements with a professional executive team.  Due to a loss in revenue as a result of a disruption of service by a third party provider during the current reporting period, the executive team agreed to modification of their employment agreements to reduce cash requirements but earn stock-based compensation.  Subsequent to quarter ended March 31, 2011, the Company renegotiated the reduction of compensation for the executive team subject to being increased upon the Company achieving revenue milestones.  In addition, each executive has agreed to receive his/her quarterly performance bonus in common stock calculated at the same rate as the employee incentive stock options in each calendar quarter until such time as the Company has achieved $8MM in revenue in a twelve-month period.  The salary reductions are as follows:

•	Michael Metcalf - salary reduced from $240,000 per year to $141,000 per year
•	Randy Granovetter – salary reduced from $350,000 per year to $141,000 per year
•	Michael Silva – salary reduced from $250,000 per year to $141,000 per year
•	Vic Boyd – salary reduced from $180,000 per year to $144,000 per year
•	Tracy Roberts – salary reduced from $180,000 per year to $102,000 per year
•	Andrew Fox – salary reduced from $180,000 per year to $102,000 per year
•	Lisa Porter – salary reduced from $180,000 per year to $102,000 per year

Options Granted

Subsequent to quarter end March 31, 2011, on April 13, 2011, pursuant to the employment agreement effective January 1, 2011, the Company granted to Michael Silva two million (2,000,000) options to buy shares of common stock at fair market value under the Company’s 2010 Stock Option Plan. Seven hundred fifty thousand (750,000) options are to vest monthly over 36 months and one million two hundred fifty thousand (1,250,000) are to vest upon reaching mutually agreed upon milestones.

Subsequent to quarter end March 31, 2011, on April 13, 2011, pursuant to the employment agreements effective January 1, 2011 the Company granted to Mr. Andrew Fox, Mr. Vic Boyd, Ms. Tracy Roberts, and Ms. Lisa Porter five hundred thousand (500,000) options each to buy shares of common stock at Fair Market Value under the company’s 2010 Stock Option Plan, vesting monthly over 36 months.   Subject to Board Approval, management has recommended that each executive receive monthly stock grants to compensate contract modification and for reduced salary.  Such grants will be considered based upon amount of salary reduction and as salary adjusts upward based upon company revenues grants will be reduced accordingly.

Subsequent to quarter end March 31, 2011, on April 13, 2011, the Company granted to Scott Fox pursuant to the Independent Director Stock Option Agreement two hundred twenty five thousand (225,000) options to buy shares of common stock at fair market value under the Company’s 2010 Stock Option Plan, vesting monthly over 36 months.

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

o	our current lack of working capital;
o	inability to raise additional financing;
o
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	inability to efficiently manage our operations;
o	inability to achieve future sales levels or other operating results; and
o	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this annual report. References in the following discussion and throughout this annual report to “we”, “our”, “us”, “Voice Assist”, “the Company”, and similar terms refer to Voice Assist, Inc. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. Voice Assists’ actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

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

Results of Operations

Comparison of Quarter Ended March 31, 2011 and March 31, 2010

The following table sets forth key components of our results of operations during the three months ended March 31, 2011 and March 31, 2010. The financial data should be read in conjunction with the financial statements, related notes and other financial information included in this Current Report.

	Three Months Ended March 31		Increase (Decrease)
	2011	2010		$	%
OPERATING REVENUES
Telephony Services	$235,049	$375,207	$(140,158)		(37%)
Total Revenues	235,049	375,207	(140,158)		(37%)

OPERATING EXPENSES
Direct Cost of Services	111,072	82,598	28,474		34%
Other Costs of Revenues	2,468	5,826	(3,358)		(58%)
Total Direct Cost of Services	113,540	88,424	25,116		28%

Legal and Professional	254,538	750	253,788		33,838%
Selling, General and Administrative	2,699,507	148,161	2,551,346		1,722%
Selling, General and Administrative – Related Parties	-	78,337	(78,337)		(100%)
Advertising and Marketing	38,060	36,434	1,626		4%
Depreciation and Amortization	37,070	9,547	27,523		288%

Net Income (Loss) from Operations	(2,907,666)	13,554	(2,921,220)		(21,553%)

OTHER INCOME AND (EXPENSE)
Interest Expense	(551)	(107,885)	107,334		99%
Other Income (Expense)	-	9,567	(9567)		(100%)

Total Other Income (Expense)	(551)	(98,318)	97,767		99%

Net (Loss) before Income Taxes	(2,908,217)	(84,764)	(2,823,453)		(3,331%)
Income Tax Expense	(332)	(800)	458		59%

NET (LOSS)	$(2,908,549)	$(85,564)	$(2,822,985)		(3,299%)

Revenues. Our revenues decreased to $235,049 in the quarter ended March 31, 2011 from $375,207 last year, representing a 37% decrease year-over-year.  The decrease in revenues is as a result of lower non-reimbursable engineering (NRE) revenue and retail subscribers disconnections due to a service outage by a service provider and the impact of the prevailing economic downturn.  While we had redundancy and mitigation infrastructure in place, the lack of a timely response by our service provider led to a loss of subscribers.  We have made additional investment and taken additional measures to ensure any such outage in the future will not have as material an impact on our revenues.

Total Cost of Services. Our total cost of services increased $25,116, or 28%, to $113,540 in the quarter ended March 31, 2011 from $88,424 in the same period in 2010.  The increase in our total cost of services is a result of the loss of retail subscribers due to a service outage by a service provider and fixed minimum commitments to that provider.  We are disputing the fees based upon our loss of subscribers and anticipate a reversal of fees and subsequent lowering of cost of services in the future.

Legal and Professional. Our legal and professional expenses increased $253,788, or 33,838%, to $254,538 in the quarter ended March 31, 2011 from $750 in the same period in 2010.  The increase in legal and professional fees was the result of legal fees incurred in connection with preparation and filing requirements as a public company, the preparation and filing of additional patent applications, investor relations fees, and outside auditor accounting fees.

Selling, General and Administrative. Our selling, general and administrative expenses increased $2,551,346, or 1,722%, to $2,699,507 in the quarter ended March 31, 2011 from $148,161 in the same period in 2010. The increase was largely due to $1.7MM in non-cash stock option compensation expense as well as increased payroll  and travel related expenses as the Company expanded its executive staff and customer focus.

Selling, General and Administrative – Related Parties. Our selling, general and administrative – related parties’ expenses decreased $78,337, or 100%, to $0 in the quarter ended March 31, 2011 from $78,337 in the same period in 2010. The decrease was the result of non-related party professional staffing.

Advertising and Marketing. Our advertising and marketing expenses increased $1,626, or 4%, to $38,060 in the quarter ended March 31, 2011 from $36,434 in the same period in 2010. The increase was the result of increased sales and marketing expenditures in an effort to gain more customers to replace customers being disconnected due to a third party service provider outage.

Depreciation and Amortization. Our depreciation and amortization expenses increased $27,523, or 288%, to $37,070 in the quarter ended March, 2011 from $9,547 in the same period in 2010. The increase was the result of software development costs being amortized because one of the capitalized projects was launched at the beginning of 2011.

Net (Loss) from Operations. We had $2,907,666 in net loss from operations in the quarter ended March 31, 2011, as compared to net profit from operations of $13,554 during the same period in 2010.  The increased loss was the result of non-cash stock option compensation expense, increased expenses related to public reporting and compliance, and the increase in professional staffing.

Interest Expense. Our interest expense decreased $107,334, or 99%, to $551 in the quarter ended March 31, 2011 from $107,885 in the same period in 2010. The decrease was the result of the elimination of loans from related parties on which interest was calculated and applied.

Other Income. Our other income decreased $9,567 in the quarter ended March 31, 2011 from $9,567 in the same period in 2010. The decrease was the result of discontinuing a sublease of office space.

Net Loss. In the quarter ended March 31, 2011, we generated a net loss of $2,908,549, an increase of $2,822,985, or 3,299%, from $85,564 in the same period in 2010. This increase was primarily attributable to non-cash stock option compensation expense, increased expenses related to public reporting and compliance, and the increase in professional staffing.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2011 compared to December 31, 2010.

	March 31, 2011	December 31, 2010	Increase / (Decrease)
			$	%

Current Assets	$113,860	$697,778	$(583,918)	(84%)

Current Liabilities	1,068,413	1,071,462	(3,049)	(.29%)

Working Capital (deficit)	$(954,553)	$(373,684)	$580,869	155%

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

During the quarter ended March 31, 2011, the current assets decreased by $583,918 when compared to December 31, 2010 due to the cash requirements during the quarter.  The Company received a total of $550,000 from investors during the reporting period.

During the three months ended March 31, 2011, the current liabilities decreased by $3,049 when compared to December 31, 2010 current liabilities of $1,071,462.  Approximately $99,936 of the balance in accounts payable at the quarter ended March 31, 2011 is for attorneys, software developers and consultants fees.

We anticipate that we may incur operating losses during the next twelve months. The Company’s lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Summary of product and research and development that we will perform for the term of our plan.

We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate maintaining control over our advertising to assist us in determining the allocation of our limited advertising dollars.

Significant changes in the number of employees.

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

In the previous reporting period, on December 28, 2010, the Company entered into an Employment Agreement with Ms. Tracy Roberts, wherein she agreed to serve as Chief Product Officer. The term of the agreement began on January 1, 2011 and will end upon written notice by either party. The Company agreed to compensate Ms. Roberts with a base annual salary of $180,000. Ms. Roberts will also receive quarterly bonuses and incentive compensation totaling $135,000 annually upon reaching mutually agreeable objectives, in addition to be entitled to a signing bonus of $25,000 upon execution of the Employment Agreement.  Additionally, Ms. Roberts is a participant in the Plan, under which management intends to recommend to the Board that she be granted 500,000 options to be vested over three years.

In the previous reporting period, on December 1, 2010, the Company entered into an Employment Agreement with Mr. Robb Cason, wherein he agreed to serve as Vice President of Enterprise Sales. The term of the agreement began on December 1, 2010 and will end upon written notice by either party. The Company agreed to compensate Mr. Cason with a base annual salary of $180,000.  Mr. Cason will also be eligible for quarterly bonuses and incentive compensation totaling $120,000 annually, upon reaching mutually agreeable objectives. In addition, Mr. Cason is a participant in the Plan, under which Mr. Cason was granted 500,000 options to be vested over three years.  Mr. Cason’s options were approved on January 26, 2011.

On January 1, 2011, the Company entered into an Employment Agreement with Mr. Andrew Fox, wherein he agreed to serve as Vice President of Developer Partnerships & Programs. The term of the agreement began on January 1, 2011 and will end upon written notice by either party. The Company agreed to compensate Mr. Fox with a base annual salary of $180,000. Mr. Fox will also receive quarterly bonuses and incentive compensation totaling $120,000 annually upon reaching mutually agreeable objectives. In addition, Mr. Fox is a participant in the Plan, under which management intends to recommend to the Board that he be granted 500,000 options to be vested over three years.

On January 1, 2011, the Company entered into an Employment Agreement with Ms. Lisa Porter, wherein she agreed to serve as Vice President of Marketing & Communications. The term of the agreement began on January 1, 2011 and will end upon written notice by either party. The Company agreed to compensate Ms. Porter with a base annual salary of $180,000.  Ms. Porter will also receive quarterly bonuses and incentive compensation totaling $120,000 annually upon reaching mutually agreeable objectives. In addition, Ms. Porter is a participant in the Plan, under which management intends to recommend to the Board that she be granted 500,000 options to be vested over three years

Subsequent to the three months ended March 31, 2011, on April 19, 2011, Mr. Robb Cason, Vice President of Enterprise Sales, resigned.  The Company will issue Mr. Cason 20,000 shares of common stock in association with his separation. Mr. Andrew Fox has replaced Mr. Cason as the Vice President of Sales.

Subsequent Event – changes in executive compensation.

During the quarter ended March 31, 2011 and the previous reporting period ended December 31, 2010, the Company entered into employment agreements with a professional executive team.  Due to a loss in revenue as a result of a disruption of service by a third party provider during the current reporting period, the executive team agreed to modification of their employment agreements to reduce cash requirements but earn stock-based compensation.  Subsequent to quarter ended March 31, 2011, the Company renegotiated the reduction of compensation for the executive team subject to being increased upon the Company achieving revenue milestones.  In addition, each executive has agreed to receive his/her quarterly performance bonus in common stock calculated at the same rate as the employee incentive stock options in each calendar quarter until such time as the Company has achieved $8MM in revenue in a twelve-month period.  The salary reductions are as follows:

•	Michael Metcalf - salary reduced from $240,000 per year to $141,000 per year
•	Randy Granovetter – salary reduced from $350,000 per year to $141,000 per year
•	Michael Silva – salary reduced from $250,000 per year to $141,000 per year
•	Vic Boyd – salary reduced from $180,000 per year to $144,000 per year
•	Tracy Roberts – salary reduced from $180,000 per year to $102,000 per year
•	Andrew Fox – salary reduced from $180,000 per year to $102,000 per year
•	Lisa Porter – salary reduced from $180,000 per year to $102,000 per year

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $67,851 at the three months ended March 31, 2011.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $16,965 at the three months ended March 31, 2011.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the three months ended March 31, 2011.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (ASC) 718 “Stock Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC 718.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item in not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

The risk factors listed in our 2010 Form 10-K on pages 10 to 20, filed with the Securities Exchange Commission on April 1, 2011, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock and Warrant Issuances Pursuant to Subscription Agreements

In the first quarter of 2011, the Company issued a total of 725,000 units which included shares of restricted common stock and warrants to purchase shares of restricted common stock, to seven accredited investors.  Investors purchased 275,000 units during the quarter ended March 31, 2011 and 450,000 units in December, 2010 for a total purchase price of $1,450,000, all of which was paid in cash.

We believe that the issuance and sale of the above shares and warrants was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The shares were sold directly and did not involve a public offering or general solicitation.  The recipients of the shares and warrants were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the sale of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with the Company’s management on several occasions prior to their investment decision.  There were no commissions paid on the issuance and sale of the shares

Stock Issued as Payment to Third Party

The Company issued a total of 45,000 shares as partial payment for contractual obligations with investor relations companies. These shares were issued to two individual companies in February and March.

Issuance of Stock Options

On January 26, 2011 the Company granted to Mr. Michael Metcalf pursuant to the employment contract effective October 1, 2010, options to purchase 1,000,000 shares of common stock at fair market value under the Company’s 2010 Stock Incentive Plan. Half of the shares (500,000) vest immediately and the remaining 500,000 vest quarterly over two and a half years.

On January 26, 2011, the Company granted to Ms. Randy Granovetter pursuant to the employment agreement effective December 1, 2010, options to purchase 1,000,000 shares of  common stock at fair market value under the Company’s 2010 Stock Incentive Plan. Half of the shares (500,000) vest immediately and the remaining 500,000 vest quarterly over two and a half years.

On January 26, 2011, the Company granted to Mr. Rob Cason pursuant to the employment agreement effective December 1, 2010 options to purchase 500,000 shares of  common stock at fair market value under the Company’s 2010 Stock Incentive Plan.  The options are to vest over 36 months.  Subsequent to the quarter end March 31, 2011, on April 19, 2011, Mr. Rob Cason resigned as an executive of the Company.

Subsequent to quarter end March 31, 2011, on April 13, 2011, pursuant to the employment agreement effective January 1, 2011, the Company granted to Michael Silva two million (2,000,000) options to buy shares of common stock at fair market value under the Company’s 2010 Stock Option Plan. Seven hundred fifty thousand (750,000) options are to vest monthly over 36 months and one million two hundred fifty thousand (1,250,000) are to vest upon reaching mutually agreed upon milestones.

Subsequent to quarter end March 31, 2011, on April 13, 2011, pursuant to the employment agreements effective January 1, 2011 the Company granted to Mr. Andrew Fox, Mr. Vic Boyd, Ms. Tracy Roberts, and Ms. Lisa Porter five hundred thousand (500,000) options each to buy shares of common stock at Fair Market Value under the company’s 2010 Stock Option Plan, vesting monthly over 36 months.  Subject to Board Approval, management has recommended that each executive receive monthly stock grants to compensate for contract modification and reduced salary.  Such grants will be considered based upon amount of salary reduction and as salary adjusts upward based upon company revenues grants will be reduced accordingly.

Subsequent to quarter end March 31, 2011, on April 13, 2011, the Company granted to Scott Fox pursuant to the Independent Director Stock Option Agreement two hundred twenty five thousand (225,000) options to buy shares of common stock at Fair Market Value under the Company’s 2010 Stock Option Plan, vesting monthly over 36 months.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.

Item 3.               Defaults Upon Senior Securities.

None.

Item 5.               Other Information.

None.

Item 6.               Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Musician’s Exchange		S-1		3(i)(a)	2/29/08
3(ii)(a)	Bylaws of Musician’s Exchange		S-1		3(ii)(a)	2/29/08
10.1	Subscription Agreement		S-1		10.1	2/29/08
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification if CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X
10.2	Asset Purchase Agreement between Musician’s Exchange, and Speech Phone LLC dated July 22, 2010		8-K			7/29/10
10.3	Asset Purchase Agreement between Musician’s Exchange, and Speech Card LLC dated July 22, 2010		8-K			7/29/10
10.4	Asset Purchase Agreement between Musician’s Exchange, and MDM International LLC dated July 22, 2010		8-K			7/29/10
10.5	Asset Purchase Agreement between Musician’s Exchange, and Voice Assist LLC dated July 22, 2010		8-K			7/29/10
10.6	Employment Agreement of Randy Granovetter – Dated December 1, 2010		8-K			12/2/10
10.7	Employment Agreement of Michael Metcalf – Dated September 30, 2010		8-K			10/12/10
10.8	Employment Agreement of Vic Boyd- Dated January 1, 2011	X
10.9	Employment Agreement of Tracy Roberts-Dated January 1, 2011	X
10.10	Employment Agreement of Robb Cason- Dated January 1, 2011	X
10.11	Employment Agreement of Andrew Fox- Dated January 1, 2011	X
10.12	Employment Agreement of Lisa Porter- Dated January 1, 2011	X
10.13	Revised Employment Agreement for Lisa Porter dated May 1, 2011	X
10.14	Revised Employment Agreement for Vic Boyd Dated May 1, 2011	X
10.15	Revised Employment Agreement for Tracy Roberts Dated May 1, 2011	X
10.16	Revised Employment Agreement for Mike Silva Dated May 1, 2011	X
10.17	Revised Employment Agreement for Andrew Fox Dated May 1, 2011	X
10.18	Revised Employment Agreement for Michael Metcalf Dated May 1, 2011	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

By:   /s/ Randy Granovetter
       Randy Granovetter, President

Date: May 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy Granovetter	President and Director	May 16, 2011
Randy Granovetter

/s/ Michael Metcalf	Chief Executive Officer and Director	May 16, 2011
Michael Metcalf

/s/Michael Silva	Chief Financial Officer	May 16, 2011
Michael Silva