Form 10-K/A
Voice Assist, Inc.
filed 2011-05-16
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K /A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

*EXPLANATORY NOTE – The Registrant is amending this Form 10-K to revise certain language in Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Minor changes were also made to the Subsequent Events. There were no changes in the Financial Statemetnts or other disclosures in the Form 10-K for the year ended December 31, 2010.

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
				-
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

On December 1, 2010, the Company entered into an Employment Agreement with Mr. Robb Cason, wherein he agreed to serve as Vice President of Enterprise Sales. The term of the agreement began on January 1, 2011 and will end upon written notice by either party. The Company agreed to compensate Mr. Cason with a base annual salary of $180,000.  Mr. Cason will also be eligible for quarterly bonuses and incentive compensation totaling $120,000 annually, upon reaching mutually agreeable objectives. In addition, Mr. Cason is a participant in the Plan under which, subsequent to 12/31/10,  Mr. Cason was granted 500,000 options to be vested over three years.

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

(5)	Includes 83,333 options to purchase shares of our common stock at $1.95 per share (expiring on January 26, 2014).

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)
Common	SpeechPhone, LLC (3)	10,250,000	38%
Common	Metcalf Family Trust(4)	3,482,021	13%
Common	Ronald J. Zeffer	1,928,497	7%
Common	Douglas A. Maniaci	1,928,497	7%
Common	Summit Capital USA, Inc (5)*	1,962,888	7%
	All Beneficial Owners as a Group	19,551,903	72%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Parties’ address is in care of the Company at 2 South Pointe Dr., Suite 100, Lake Forest, CA 92630.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Michael Metcalf is the Majority Partner of SpeechPhone LLC. Mr. Metcalf shares voting and investment power over the 10,250,000 shares.
(4)	Michael Metcalf is the Trustee of Metcalf Family Trust. Mr. Metcalf has voting and investment power over the 3,482,021 shares.
(5)	Gregg C. Johnson exercises investment discretion over shares beneficially owned by Summit Capital USA, Inc. by virtue of his position as Chief Executive Officer.

*The information used for the table of Security Ownership of Certain Beneficial Owners is based on the information reported on the beneficial owners’ Schedule 13D filings.

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

Signature	Title	Date

/s/ Randy Granovetter	President and Director	May 16, 2011
Randy Granovetter

/s/ Michael Metcalf	Chief Executive Officer and Director	May 16, 2011
Michael Metcalf

/s/ Michael Silva	Chief Financial Officer	May 16, 2011
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

Note 4.  Loans Payable and Related Party Loans Payable

Loans Payable consist of the following
	December 31
	2010	2009

Unsecured loan made in favor of an officer,
10% interest rate, with conversion
option for membership shares at market
value at the time of conversion	$55,546	$558,048

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
with the previous LLC entities and not
included in the asset acquisition merger)
10% - 12% interest rates, conversion option
for membership shares at market value at
the time of conversion		1,163,414

Equipment Loans with various maturity
dates, monthly payment estimated at $1,989	13,985	35,138

TOTAL LOANS PAYABLE	$722,588	$2,316,585

Maturities associated with loans payable are as follows:

Year Ended:
December 31, 2011	$13,985

Note 5.  Property and Equipment

Property and equipment are depreciated using the straight-line method over the estimated useful lives that range from 5 to 7 years.  Property and equipment consist of the following

	December 31
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

The provision for income taxes consists of the following:

	2010	2009
Current Taxes	$-	$7,945
Deferred Tax Benefit	$(326,850)	$-
Benefits of Operating Loss Carryforwards	$326,850	$-
Income Tax Provision	$-	$7,945

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

	2010	2009
Noncurrent Deferred Tax Assets
Net Operating Losses	354,875	28,849
Total Deferred Tax Assets	354,875	28,849
Less: Valuation Allowance	(354,875)	(28,849)
Net Deferred Tax Assets	-	-
Deferred Tax Liabilities	-	-
Net Deferred Taxes	$-	$-

The Company is incorporated in and conducts its operations in the state of Nevada.

The effective tax rate for continuing operations differs from the statutory rate of 34% as follows:

	2010	2009
Expected Income Tax (Benefit) based on Statutory Rate	(441,022)	(254,404)
State taxes, net of federal taxes		7,945
Effects of:
Income/loss attributable to pass-through entities	114,172	254,404
Change in Valuation Allowance	326,026
Other	824
Provision for Income Tax (Benefit)	(0)	7,945

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