Form 10-Q
period 2011-08-15
Voice Assist, Inc.
filed 2011-08-15
CIK 1428469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:333-149446

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

San Diego, CA92101

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

Yes ☐   No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2011, was 29,724,223 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC.
CONDENSED BALANCE SHEETS
(2011 Unaudited, 2010 Audited)
	June 30 2011		June 30 2010

ASSETS

CURRENT ASSETS
Cash	$ 292,774		$ 615,722
Accounts Receivable	112,231		44,739

Deferred Customer Activation Costs	15,890		21,061
Prepaid Expenses	14,648		16,256

Total Current Assets	435,543		697,778

Property & Equipment, Net	216,746		158,610
Software Development, Net	565,682		496,229

OTHER ASSETS
Other Assets	40,135		28,643

Total Other Assets	40,135		28,643

Total Assets	$ 1,258,106		$ 1,381,260

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	299,796		254,637
Accrued Expenses	107,496		10,000
Deferred Revenue	63,553		84,238
L/T Loans Payable	6,000		13,984
Loans Payable - Related Parties	-		708,603

Total Current Liabilities	476,845		1,071,462

NON CURRENT LIABILITIES
L/T Portion Loans Payable	-		-

Total Liabilities	476,845		1,071,462

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	2,000	(1)	2,000	(2)
Common stock	28,061	(3)	26,600	(4)
Additional Paid in Capital	18,689,121		12,007,389
Shares to be Issued	695,500		970,000
Accumulated Deficit	(18,633,421)		(12,696,191)

Total Stockholders' Equity (Deficit)	781,261		309,798

TOTAL LIABILITIES AND STOCK HOLDERS' EQUITY (DEFICIT)	$ 1,258,106		$ 1,381,260

(1) $.001 par value, 10,000,000 shares authorized, 2,000,000 issued and outstanding
(2) $.001 par value, 10,000,000 shares authorized, 2,000,000 issued and outstanding
(3) $.001 par value, 100,000,000 shares authorized, 28,061,223 issued and outstanding
(4) $.001 par value, 100,000,000 shares authorized, 26,600,000 issued and outstanding

The accompanying notes are an integral part of these condensed financial statements
3

CONDENSED STATEMENT OF OPERATION
(2011 Unaudited, 2010 Audited)
	04/01/2011to 06/30/2011	04/01/2010to 06/30/2010	01/01/2011to 06/30/2011	01/01/2010to 06/30/2010

OPERATING REVENUES
Revenues	$ 299,089	$ 298,644	$ 534,138	$ 673,851

Total Revenues	299,089	298,644	534,138	673,851

OPERATING EXPENSES
Direct Cost of Services	137,876	82,598	248,948	165,196
Other Costs	1,733	2,465	4,201	8,291
Total Direct Cost of Services	139,609	85,063	253,149	173,487

Legal and Professional	255,390	1,750	509,928	2,500
Selling, General and Administrative	2,893,444	154,347	5,631,011	338,942
Selling, General and Administrative - Related Parties	0	75,228	-	153,566

Depreciation and Amortization	38,752	11,915	75,822	21,461

Total Operating Expenses	3,327,195	328,303	6,469,910	689,956

Net (Loss) from Operations	(3,028,106)	(29,659)	(5,935,772)	(16,105)

OTHER INCOME AND (EXPENSE)
Interest Expense	(575)	(18,215)	(1,126)	(126,100)
Other Income (Expense)	-	(200)	-	9,367

Total Other Income (Expense)	(575)	(18,415)	(1,126)	(116,733)

Net (Loss) before Income Taxes	(3,028,681)	(48,074)	(5,936,898)	(132,838)

Income Tax (Expense)Benefit	-	800	(332)	-

NET (LOSS)	$(3,028,681)	$ (47,274)	$(5,937,230)	$ (132,838)

Weighted Average Shares	27,710,152	20,460,080	27,642,934	20,460,080

Earnings Per Share	$ (0.11)	$ (0.01)	$ (0.21)	$ (0.01)

The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	01/01/2011to 06/30/2011	01/01/2010to 06/30/2010

Operating Activities

Net Loss	$ (5,937,320)	$ (132,838)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and amortization	75,822	21,461
Shares Issued for Services	232,917	-
Share Based Compensation Expense	3,700,135	-
Changes in operating assets and liabilities
Accounts Receivable	(67,492)	(600)
Deferred Customer Activation Costs	5,171	(15,608)
Prepaid Expense	1,608	(7,750)
Other Assets	(11,492)	-
Accounts Payable	45,160	31,559
Accounts Payable, Related Party	-	56,417
Accrued Expenses	97,586	94,322
Deferred Customer Activation Fees	(20,685)	61,559

Net cash provided by (used in) operating activities	(1,878,590)	108,522

Cash flows from investing activities
Acquisition and development of software assets	(118,057)	(92,490)
Purchase of Equipment	(85,355)	(18,299)

Net cash used in investing activities	(203,412)	(110,789)

Cash flows from financing activities
Proceeds from Loans Payable, Related Party	5,612	104,012
Proceeds from Loans Payable	12,000	-
Repayment of Loans Payable	(26,359)	(24,789)
Repayment of Loans Payable, Related Party	(58,256)	(86,956)
Proceeds from issuance of common stock	1,826,057	10,000

Net cash provided by financing activities	1,759,054	2,267

Net Change in Cash	(322,948)	-

Cash, Beginning of Year	615,722	-

Cash, End of Year	$ 292,774	$ -

Supplemental Information:
Cash paid for:
Taxes	$ -	$ -
Interest Expense	$ -	$ -

Non Cash Financing Activities:
Stock options granted in exchange for accrued liabilities	$ 190,457	$ -

The accompanying notes are an integral part of these condensed financial statements
3

Voice Assist, Inc.

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

Notes To Condensed Financial Statements

(Unaudited)

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

Voice Assist, Inc.

Notes To Condensed Financial Statements

(Unaudited)

 therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, when services have been rendered. The Company recognized revenue from sales of $534,138 and $673,851 during the six months ended June 30, 2011 and 2010, respectively.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $63,553 and $84,238 at June 30, 2011 and December 31, 2010, respectively.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $15,890and $21,061 at June 30, 2011 and December 31, 2010, respectively.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the six months ended June 30, 2011.

Software Development Costs

The Company has adopted the provisions of the Software Topic of the FASB ASC 350 to account for its internally and externally developed software costs since the Company is dependent on the internal use automated speech recognition software to provide the enhanced services.  The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for use. Software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements.  Amortization is computed on an individual project basis using the straight-line method over the estimated economic life of the projected product, generally three to five years.

As of June 30, 2011, software development costs not yet amortized are $565,682.  During the six months ended June 30, 2011 and 2010, amortization was $48,604 and $0, respectively.

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during three months ended June 30, 2011 and 2010.

Voice Assist, Inc.

Notes To Condensed Financial Statements

(Unaudited)

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

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $5,937,230 and cash used by operations of $1,878,590 for the six months ended June 30, 2011, and had a working capital deficit of $41,302 as of June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Voice Assist, Inc.

Notes To Condensed Financial Statements

(Unaudited)

NOTE 3 – CHANGES IN EXECUTIVE COMPENSATION

During the quarter ended March 31, 2011 and the reporting period ended December 31, 2010, the Company entered into employment agreements with a professional executive team.  Due to a loss in revenue as a result of a disruption of service by a third party provider during the reporting period ended March 31, 2011, the executive team agreed to modification of their employment agreements to reduce cash requirements but earn stock-based compensation.  During the quarter ended June 30, 3011, the Company renegotiated the reduction of compensation for the executive team subject to being increased upon the Company achieving revenue milestones.  In addition, each executive has agreed to receive his/her quarterly performance bonus in options to purchase common stock until such time as the Company has achieved $8MM in revenue in a twelve-month period.  The salary reductions are as follows:

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

•

Andrew Fox – salary reduced from $180,000 per year to $102,000 per year

•

Lisa Porter – salary reduced from $180,000 per year to $102,000 per year

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

The Company received advances totaling $5,612 during the six months ended June 30, 2011. These advances are due upon demand, unsecured, and carry 0% interest.  During the six months ended June 30, 2011, the Company paid $58,256 to a related entity controlled by the shareholder and issued stock options in lieu of cash payment for the remaining balance of the loans payable to shareholder.  In addition, the Company converted $653,057 of convertible debt with a related party to 261,233 common shares during the six months ended June 30, 2011.

NOTE 5 – STOCKHOLDERS’ EQUITY,

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock.

Voice Assist, Inc.

Notes To Condensed Financial Statements

(Unaudited)

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

As of June 30, 2011, there have been no other issuances of preferred stock.

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

During the six months ended June 30, 2011, the Company issued the following shares of $0.001 par value common stock:

Voice Assist, Inc.

Notes To Condensed Financial Statements

(Unaudited)

•      450,000 shares for cash totaling $900,000 received in December, 2010. These shares were sold as Units which consisted of 1 restricted common share at $2.00 and one 2 year warrant at $4.00 callable at $5.00

•

550,000 shares for cash totaling $1,100,000 received during the six months ended June 30, 2011. These shares were sold as Units which consisted of 1 restricted common share at $2.00 and one 2 year warrant at $4.00 callable at $5.00

•

45,000 shares in exchange for services received valued at $90,000

•

20,000 shares in exchange for severance with an executive of the Company valued at $30,000

•

100,000 shares in exchange for commission contract termination valued at $150,000

•

261,223 shares for debt conversion of debt totaling $653,057with related party

During the six months ended June 30, 2011, the Company committed to issue shares of $0.001 par value common stock as follows:

•

In exchange for services - 85,000 shares of common stock valued at $152,500.  The Company issued 45,000 shares of this commitment during the period ended June 30, 2011. During July, 2011, the Company issued the remaining 40,000 shares valued at $72,500.

•

In exchange for cash - 623,000 shares of common stock valued at $623,000.  As of June 30, 2011, the shares were not issued.  During July, 2011, the Company issued 623,000 shares valued at $623,000. These shares were sold as Units which consisted of 1 restricted common share at $1.00 and one 5 year warrant at $1.50 callable at $3.00

The remaining value of the shares for the commitments for services received and cash received represent the amount in the “Shares to Be Issued” on the Balance Sheet.

NOTE 6 – WARRANTS AND OPTIONS

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

The first employee received 1,000,000 options of which 500,000 vested immediately and the remaining 500,000 vest at a rate of 50,000 per quarter over the next two and a half years.  The options have an exercise price of $1.95 and can be exercised for a period of five years.  As of June 30, 2011, 600,000 options were fully vested and the Company recorded compensation expense totaling $911,787.

Voice Assist, Inc.

Notes To Condensed Financial Statements

(Unaudited)

The second employee received 1,000,000 options of which 500,000 vested immediately and the remaining 500,000 vest at a rate of 50,000 per quarter over the next two and a half years.  The options have an exercise price of $1.95 and can be exercised for a period of ten years.  As of June 30, 2011, 550,000 options were fully vested and the Company recorded compensation expense totaling $1,026,914.

The third employee received 500,000 options of which vest at a rate of 45,455 per quarter over the next three years.  The options have an exercise price of $1.95 and can be exercised for a period of five years.  As of June 30, 2011, 26,663 options were vested and the Company recorded compensation expense totaling $53,548.  On April 19, 2011, this employee ceased employment with the Company and none of his vested options were exercised and all were returned to the stock incentive plan pool.

Options Granted

On April 13, 2011, pursuant to the employment agreement effective January 1, 2011, the Company granted Michael Silva, CFO, two million (2,000,000) options to buy shares of common stock under the Company’s 2010 Stock Option Plan.  Seven hundred fifty thousand (750,000) options are to vest monthly over 36 months and one million two hundred fifty thousand (1,250,000) are to vest upon reaching mutually agreed upon milestones.  As of the period end June 30, 2011, 125,000 options were vested and the Company recorded compensation expense of $203,873.

On June 30, 2011, Mr. Silva received an additional grant of 150,000 stock options as part of his employment contract modification.  The options vest immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options is $208,350 and the Company recorded compensation expense.

On April 13, 2011, pursuant to the employment agreements effective January 1, 2011, the Company granted to the following executives, Andrew Fox, Vic Boyd, Tracy Roberts, and Lisa Porter five hundred thousand (500,000) options each to buy shares of common stock under the Company’s 2010 Stock Option Plan.  These options are to vest monthly over 36 months.  Subject to Board Approval, management has recommended that each executive receive monthly stock grants to compensate for employment contract modification and for reduced salary.  Such grants will be considered based upon amount of salary reduction and as salary adjusts upward based upon Company revenues, the grants will be reduced accordingly.  At the period ending June 30, 2011, 333,333options were vested and the Company recorded compensation expense of $468,441.

On June 30, 2011, Mr. Fox, Mr. Boyd, Ms. Roberts, Ms. Porter each received an additional grant of 25,000 stock options as part of their employment contract modification.  The options vest immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options are $139,020 and the Company recorded compensation expense.

Voice Assist, Inc.

Notes To Condensed Financial Statements

(Unaudited)

On April 13, 2011, the Company granted to Scott Fox pursuant to the Independent Director Stock Option Agreement two hundred twenty five thousand (225,000) options to buy shares of common stock under the Company’s 2010 Stock Option Plan.  The options are to vest monthly over 36 months. At the period ending June 30, 2011, 37,500 options were vested and the Company recorded directors expense of $52,700.

On June 30, 2011, Mr. Fox received an additional grant of 250,000 stock options as part of his role as a director of the Company.  The options vest immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options are $347,550 and the Company recorded compensation expense.

On June 30, 2011, Mr. Metcalf, Ms. Granovetter, and Mr. Boyd each received an additional grant of 60,000, 40,000 and 37,000 stock options, respectively, in exchange for accrued salaries and wages.  The options vest immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options are $190,457 and the Company recorded a reduction in accrued salaries and wages.

On June 30, 2011, 9 individuals consisting of executive and employees received a total of 70,000 stock options in exchange for agreeing to a reduction in salaries and wages.  The options vest immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options are $97,314 and the Company recorded compensation expense.

On June 29, 2011 all the options granted under the 2010 Stock Incentive Plan were cancelled. On June 30, 2011 the Company issued the holders of the cancelled options the same number of options with the same vesting and exercise schedule under the 2011 Stock Incentive Plan. See below for further description.  A total of 7 officers and executive and 1 director were affected by the cancelled options from the 2010 Stock Incentive Plan to the 2011 Stock Incentive Plan.  It was accounted for as a modification of the stock option and the exercise price of the options were reduced to $1.  The total incremental cost for the modified stock option award totaled $1,897,447 which will get amortized over the remaining vesting period of the stock options.

Voice Assist, Inc.

Notes To Condensed Financial Statements

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to period ended June 30, 2011, the Board of Directors granted an investor relations company an option to purchase 40,000 shares of Common Stock of the Company under the 2011 Stock Incentive Plan, with an exercise price of one cent ($0.01). The Option will be exercisable for five years.

Rescission Offer

An aggregate of one million shares of our common stock were issued from December 2010 to March 2011, to 7 accredited investors pursuant to subscription agreements.  The company made rescission offers to the holders of these shares during June 2011 as permitted under the applicable state securities law. On June 30, 2011, each of the investments were rescinded pursuant to Rescission Agreements between us and each accredited investor. Pursuant to the Rescission Agreement, the certificates representing all one million shares of common stock were returned to us, together with all documentation to transfer legal title in the common stock back to us. Upon receipt of the certificates representing the common stock, subsequent to period ended, we directed our transfer agent to cancel the common stock and return to treasury.

In accordance with the Rescission Agreement, subsequent to the second quarter end, on August 15, 2011 the Company issued to 7 accredited investors a total of two Million Units consisting of one (1) share of restricted common stock and one (1) Callable Warrants to purchase one (1) share of restricted common stock at $1.50 per share, callable if the market price of the Company’s Common Stock closes at $3.00 per share for ten (10) consecutive days.  The Warrants are exercisable for five (5) years.The investors purchased the two Million Units for a total purchase price of $2,000,000 all of which was paid in cash

Shares Issued

During July, 2011, the Company issued a total of 663,000 shares of common stock.  Of the total, 623,000 shares were issued for cash received during the six months ended June 30, 2011 and 40,000 shares were issued in exchange for services performed during the six months ended June 30, 2011.

On June 30,2011 the Company agreed to issue a total of 250,000 restricted shares of Common Stock to Summit Capital USA, Inc. pursuant to the Consulting Agreement entered into on June 30, 2011, effective July 1 through the end of the year.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements”, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see the risk factors listed in our 2010 Form 10-K on pages 10 to 20, filed with the Securities Exchange Commission on April 1, 2011.

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

We anticipate revenue will increase in the next twelve months,for which we can provide no assurance. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Trends in Our Business

On June 13, 2011, the Company entered into a Placement Agent and Advisory Services Agreement with Monarch Bay Associates, LLC, wherein Monarch Bay will act as a non-exclusive Placement Agent with respect to finding investors for the Company’s current offering of the Company’s securities. Pursuant to the agreement, Voice Assist will pay Monarch Bay a Success Fee comprised of (1) a cash fee equal to 7% of gross proceeds raised by Monarch Bay in the Financing and (2) 7% of the securities issued by the Company to Monarch Bay investors. The agreement will be effective through the first annual anniversary of the closing date of the Financing.

On June 30, 2011, the Company executed a consulting agreement with Summit Capital USA, Inc, effective July 1 through the remainder of the year, wherein Summit will provide Voice Assist with the services of a corporate consultant in connection with finance relations, corporate financial services and mergers and acquisitions for the remainder of 2011. As consideration for those services, Voice Assist will issueSummit 250,000 restricted shares of Common Stock.

On June 3, 2011 the Company entered into a Placement Agent Agreement with Paulson Investment Company wherein Paulson agreed to act as a non-exclusive Placement Agent in connection with a Private Placement of a minimum of $1,000,000 and up to a maximum of $2,000,000 of an aggregate number of Units. The Units consist of one (1) share of restricted common stock and one (1) Callable Warrant to purchase one (1) share of restricted common stock at $1.50 per share, callable if the market price of the Company’s Common Stock closes at $3.00 per share for ten (10) consecutive days.  The Warrants are exercisable for five (5) years. Voice Assist agreed to pay Paulson a Placement Agent Fee equal to 10% of the aggregate funds raised in the Placement in addition to a five-year Placement Agent Warrant for 10% of the aggregate funds raised in the Placement. The agreement shall be terminated on the close of business (PST) on July 31, 2011, unless extended for up to two 30 day periods, by mutual agreement.  Subsequent to the reporting period on July 31, 2011, the parties extended the agreement.

Results of Operations

Comparison of Quarter Ended and Six Months EndedJune 30, 2011 andJune 30, 2010

The following table sets forth key components of our results of operations during the three months and six months ended June 30, 2011 and June 30, 2010. The financial data should be read in conjunction with the financial statements, related notes and other financial information included in this Current Report.

	04/01/2011 to 06/30/2011	04/01/2010 to 06/30/2010	01/01/2011 to 06/30/2011	01/01/2010 to 06/30/2010

OPERATING REVENUES
Revenues	$ 299,089	$ 298,644	$ 534,138	$ 673,851

OPERATING EXPENSES
Direct Cost of Services	137,876	82,598	248,948	165,196
Other Costs	1,733	2,465	4,201	8,291
Total Direct Cost of Services	139,609	85,063	253,149	173,487

Legal and Professional	255,390	1,750	509,928	2,500
Selling, General and Administrative	2,893,444	154,347	5,631,011	338,942
Selling, General and Administrative - Related Parties	0	75,228	-	153,566
Depreciation and Amortization	38,752	11,915	75,822	21,461

Total Operating Expenses	3,327,195	328,303	6,469,910	689,956

Net (Loss) from Operations	(3,028,106)	(29,659)	(5,935,772)	(16,105)

OTHER INCOME AND (EXPENSE)
Interest Expense	(575)	(18,215)	(1,126)	(126,100)
Other Income (Expense)	-	(200)	0	9,367

Total Other Income (Expense)	(575)	(18,415)	(1,126)	(116,733)

Net (Loss) before Income Taxes	(3,028,681)	(48,074)	(5,936,898)	(132,838)

Income Tax (Expense)Benefit	0	800	(332)	-

NET (LOSS)	$ (3,028,681)	$ (47,274)	$ (5,937,230)	$ (132,838)

Revenues. Our revenues decreased to $534,138 in the six months ended June 30, 2011 from $673,851 last year, representing a 21% decrease year-over-year.  The decrease in revenues is as a result of lower non-reimbursable engineering (NRE) revenue and retail subscribers disconnections due to a service outage by a service provider and the impact of the prevailing economic downturn.  While we had redundancy and mitigation infrastructure in place, the lack of a timely response by our service provider led to a loss of subscribers.  We have made additional investment and taken additional measures to ensure any such outage in the future will not have as material an impact on our revenues.

Total Cost of Services. Our total cost of services increased $79,662, or 46%, to $253,149 in the six months ended June 30, 2011 from $173,487 for the same period in 2010.  The increase in our total cost of services is a result of the loss of retail subscribers due to a service outage by a service provider and fixed minimum commitments to that provider.  We are disputing the fees based upon our loss of subscribers and anticipate a reversal of fees and subsequent lowering of cost of services in the future.

Legal and Professional. Our legal and professional expenses increased $507,428, or 20,297%, to $509,928for the six months ended June 30, 2011 from $2,500 for the same period in 2010.  The increase in legal and professional fees was the result of non-cash consulting expenses and legal fees incurred in connection with preparation and filing requirements as a public company, the preparation and filing of additional patent applications, investor relations fees, and outside auditor accounting fees.

Selling, General and Administrative. Our selling, general and administrative expenses increased $5,292,069 or 1,561%, to $5,631,011 for the six months ended June 30, 2011 from $338,942for the same period in 2010. The increase was largely due to $3.9MM in non-cash stock option compensation expense and other non-cash expense as well as increased payroll and travel related expenses as the Company expanded its executive staff and customer focus.

Selling, General and Administrative – Related Parties. Our selling, general and administrative – related parties’ expenses decreased $153,566, or 100%, to $0 for the six months ended June 30, 2011 from $153,566 in the same period in 2010. The decrease was the result of engaging non-related party professional staffing.

Depreciation and Amortization. Our depreciation and amortization expenses increased $54,361, or 253%, to $75,822 for the six months ended June 30, 2011 from $21,461 for the same period in 2010. The increase was the result of software development costs being amortized because one of the capitalized projects was launched at the beginning of 2011.

Net (Loss) from Operations. We had $5,935,772 in net loss from operations for the six months ended June 30, 2011, as compared to net loss from operations of $16,105 during the same period in 2010.  The increased loss was the result of non-cash stock option compensation expense, increased expenses related to public reporting and compliance, and the increase in professional staffing.

Interest Expense.Our interest expense decreased $124,974, or 99%, to $1,126 for the six months ended June 30, 2011 from $126,100 in the same period in 2010. The decrease was the result of the elimination of loans from related parties on which interest was calculated and applied.

Other Income. Our other income decreased $9,367 for the six months ended June 30, 2011 from $9,367 in the same period in 2010. The decrease was the result of discontinuing a sublease of office space.

Net Loss. For the six months ended June 30, 2011, we generated a net loss of $5,937,230, an increase of $5,804,392, or 4,370%, from a net loss of $132,838 for the same period in 2010. This increase was primarily attributable to non-cash stock option compensation expense, increased expenses related to public reporting and compliance, and the increase in professional staffing.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2011 compared to December 31, 2010.

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

During the six months ended June 30, 2011, the current assets decreased by $262,235 when compared to December 31, 2010 due to the cash requirements during the period.  The Company received a total of $1,826,057cash from investors during the reporting period.

During the six months ended June 30, 2011, the current liabilities decreased by $594,617 when compared to December 31, 2010 current liabilities of $1,071,462.  The decrease can be attributed to the conversion of debt to common stock for a total of $653,057 with the offsetting increases being in accrued salaries and accounts payable.

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

Significant changes in the number of employees.

On April 19, 2011, Mr. Robb Cason, Vice President of Enterprise Sales, resigned.  The Company issued Mr. Cason 20,000 shares of common stock in association with his separation. These shares were valued at $1.50 per share which was the stock price at day of issuance resulting in a total value of $30,000.  Mr. Andrew Fox has replaced Mr. Cason as the Vice President of Sales.

Changes in executive compensation.

During the fiscal year ended December 31, 2010 and the first quarter ended March 31, 2011, the Company entered into employment agreements with a professional executive team.  Due to a loss in revenue as a result of a disruption of service by a third party provider during the previous reporting period, the executive team agreed to modification of their employment agreements to reduce cash requirements but earn stock-based compensation.

On May 3, 2011, the Company renegotiated the reduction of compensation for the executive team subject to being increased upon the Company achieving revenue milestones.  In addition, each executive has agreed to receive his/her quarterly performance bonus in common stock calculated at the same rate as the employee incentive stock options in each calendar quarter until such time as the Company has achieved $8MM in revenue in a twelve-month period.  The salary reductions are as follows:

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

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $63,553 at the six months ended June 30, 2011.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $15,890 at the six months ended June 30, 2011.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the six months ended June 30, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock and Warrant Issuances Pursuant to Subscription Agreements

In the second quarter ended June 30, 2011, the Company issued to accredited investors, a total of 623,000 Units consisting of one (1) share of restricted common stock and one (1) Callable Warrants to purchase one (1) share of restricted common stock at $1.50 per share, callable if the market price of the Company’s Common Stock closes at $3.00 per share for ten (10) consecutive days.  The Warrants are exercisable for five (5) years. The investors purchased the 623,000 Units for a total purchase price of $623,000, all of which was paid in cash.

Subsequent to the second quarter end, on August 15, 2011 the Company issued to 7 accredited investors a total of two Million Units consisting of one (1) share of restricted common stock and one (1) Callable Warrants to purchase one (1) share of restricted common stock at $1.50 per share, callable if the market price of the Company’s Common Stock closes at $3.00 per share for ten (10) consecutive days.  The Warrants are exercisable for five (5) years. The investors purchased the two Million Units for a total purchase price of $2,000,000 all of which was paid in cash prior to June 30, 2011. The previous shares issued in relation to this cash are rescinded as discussed below.

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

Rescission Offer

An aggregate of one million shares of our common stock were issued from December 2010 to March 2011, to 7 accredited investors pursuant to subscription agreements.  The company made rescission offers to the holders of these shares during June 2011 as permitted under the applicable state securities law. On June 30, 2011, each of the investments were rescinded pursuant to Rescission Agreements between us and each accredited investor. Pursuant to the Rescission Agreement, the certificates representing all one million shares of common stock were returned to us, together with all documentation to transfer legal title in the common stock back to us. Upon receipt of the certificates representing the common stock, subsequent to period ended, we directed our transfer agent to cancel the common stock and return to treasury.

Stock Issued as Payment to Third Party

In May 2011, the Company issued a total of 35,000 shares as partial payment for contractual obligations with an investor relations companies.

On June 30,2011 the Company agreed to issue a total of 250,000 restricted shares of Common Stock to Summit Capital USA, Inc. pursuant to the Consulting Agreement entered into on June 30, 2011, effective July 1 through the end of the year.

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

Issuance and Grant of Stock Options

2010 Stock Incentive Plan

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

On June 29, 2011 all the options granted under the 2010 Stock Incentive Plan were cancelled. On June 30, 2011 the Company issued the holders of the cancelled options the same number of options with the same vesting and exercise schedule under the 2011 Stock Incentive Plan. See below for further description.

2011 Stock Incentive Plan

On June 27, 2011, the Company adopted a 2011 Stock Incentive Plan.  The purposes of the 2011 Plan are (a) to enhance the Company’s ability to attract and retain the services of qualified employees, officers and Directors, contractors and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company’s business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of the Company, by providing them an opportunity to participate in the ownership of the Company and thereby have an interest in the success and increased value of the Company.

Shares that are eligible for grant under the 2011 Plan to participants include Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock.  “Incentive Options” are any options designated and qualified as an “incentive stock option” as defined in Section 422 of the Code.  “Non-Qualified Options” are any options that are not an Incentive Option.  To the extent that any option designated as an Incentive Option fails in whole or in part to qualify as an Incentive Option, including, without limitation, for failure to meet the limitations applicable to a ten percent stockholder or because it exceeds the annual limit, it shall to that extent constitute a Non-Qualified Option.  “Restricted Stock” are shares of Common Stock issued pursuant to any restrictions and conditions as established in the 2011 Plan.

The 2011 Plan provides that a maximum of Ten Million (10,000,000) shares of common stock are available for grant as awards under the 2011 Plan.

On June 30, 2011,the Company granted a total of 707,000 Non-Qualifiedstock options under the Company’s 2011 Stock Incentive Plan to the following employees, contractors and directors for services provided to the Company and in consideration for taking reduced salaries and/or amending their employment contracts:

Name	Title	Number of Options

Mike Silva	Employee	150,000
Tracy Roberts	Employee	34,000
Lisa Porter	Employee	34,000
Vic Boyd	Employee	65,500
Andrew Fox	Employee	34,000
Scott Fox	Director	250,000
Michael Metcalf	Employee and Director	60,000
Randy Granovetter	Employee and Director	40,000
Diane Mayer	Independent Contractor	10,000
Laura Juarez	Independent Contractor	5,000
Nick Swyhart	Employee	4,000
Hung Duong	Employee	13,500
Steve Do	Employee	7,000

The above options vested immediately upon grant and have an exercise price of one cent ($0.01) and are exercisable until June 29, 2016.

On June 30, 2011,the board of directors approved up to a total of 66,750 ,stock options to be granted on a quarterly basis, under the Company’s 2011 Stock Incentive Plan to the following individuals for services provided to the Company and in consideration for reduced salaries:

Name	Title	Number of Options

Tracy Roberts	Employee	4,500
Vic Boyd	Employee	1,750
Andrew Fox	Employee	4,500
Diane Mayer	Independent Contractor	2,500
Laura Juarez	Independent Contractor	1,000
Nick Swyhart	Employee	1,000
Hung Duong	Employee	3,500
Steve Do	Employee	3,500

The Company anticipates that the total amounts of the grants will not exceed 27,000 options per month and will cease when the Company’s revenues reach three million dollars ($3,000,000) in a twelve (12) month period, or until termination of employment, whichever occurs first. The options vest upon grant each month and have an exercise price of one cent ($0.01) and are exercisable until June 29, 2016.

On June 30, 2011,the board of directors approved a total of 6,225,000stock options to be granted under the Company’s 2011 Stock Incentive Plan to the following individuals:

Name	Title	Number of Options

Michael Silva	Employee	2,000,000
Randy Granovetter	Employee and Director	1,000,000
Michael Metcalf	Employee and Director	1,000,000
Andrew Fox	Employee	500,000
Vic Boyd	Employee	500,000
Lisa Porter	Employee	500,000
Tracy Roberts	Employee	500,000
Scott Fox	Independent Director	225,000

These options are to replace the options granted under the 2010 Stock Incentive Plan that were canceled on June 29, 2011. All the options have an exercise price of $1.00, and will expire in 5 years. All the options vest monthly for 30 months with the exception of Michael Metcalf’s which vest monthly for 21 months and Randy Granovetter’s which vests monthly for 23 months.

Subsequent to period ended June 30, 2011, the Board of Directors granted an investor relations company an option to purchase 40,000 shares of Common Stock of the Company under the 2011 Stock Incentive Plan, with an exercise price of one cent ($0.01). The Option will be exercisable for five years.

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

Item 3.

 Defaults Upon Senior Securities.

None.

Item 5.

 Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.7	Paulson Investment Company, Inc. Placement Agent Agreement – dated May 26, 2011

10.8	Monarch Bay Associates, LLC. Placement Agent and Advisory Services Agreement – dated June 13, 2011

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*        XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

By: /S/ Michael Silva

Michael Silva, Chief Financial Officer and Principal Financial Officer

By: /S/ Michael Metcalf

       Michael Metcalf, Chief Executive Officer and Principal Executive Officer

Date: August 15, 2011