Form 10-Q/A
period 2011-06-30
Voice Assist, Inc.
filed 2011-09-08
CIK 1428469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/ A

(Amendment No. 1)

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

1

*EXPLANATORY NOTE –The Registrant is amending this Form 10-Q strictly to supplement the XBRL exhibit requirement. No other disclosure was changed.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC.
CONDENSED BALANCE SHEETS
(2011 Unaudited, 2010 Audited)

	06/30/2011		12/31/2010
ASSETS

CURRENT ASSETS
Cash	$ 292,774		$ 615,722
Accounts Receivable	112,231		44,739

Deferred Customer Activation Costs	15,890		21,061
Prepaid Expenses	14,648		16,256

Total Current Assets	435,543		697,778

Property & Equipment, Net	216,746		158,610
Software Development, Net	565,682		496,229

OTHER ASSETS
Other Assets	40,135		28,643

Total Other Assets	40,135		28,643

Total Assets	$ 1,258,106		$ 1,381,260

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	299,796		254,637
Accrued Expenses	107,496		10,000
Deferred Revenue	63,553		84,238
S/T Loans Payable	6,000		13,984
Loans Payable - Related Parties	-		708,603

Total Current Liabilities	476,845		1,071,462

NON CURRENT LIABILITIES
L/T Portion Loans Payable	-		-

Total Liabilities	476,845		1,071,462

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	2,000	(1)	2,000	(2)
Common stock	28,061	(3)	26,600	(4)
Additional Paid in Capital	18,689,121		12,007,389
Shares to be Issued	695,500		970,000
Accumulated Deficit	(18,633,421)		(12,696,191)

Total Stockholders' Equity (Deficit)	781,261		309,798

TOTAL LIABILITIES AND STOCK HOLDERS' EQUITY (DEFICIT)	$ 1,258,106		$ 1,381,260

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
CONDENSED STATEMENT OF OPERATIONS
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

VOICE ASSIST, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	01/01/2011to 06/30/2011	01/01/2010to 06/30/2010

Operating Activities

Net Loss	$ (5,937,320)	$ (132,838)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and amortization	75,822	21,461
Shares Issued for Services	232,917	-
Share Based Compensation Expense	3,700,135	-
Changes in operating assets and liabilities
Accounts Receivable	(67,492)	(600)
Deferred Customer Activation Costs	5,171	(15,608)
Prepaid Expense	1,608	(7,750)
Other Assets	(11,492)	-
Accounts Payable	45,160	31,559
Accounts Payable, Related Party	-	56,417
Accrued Expenses	97,586	94,322
Deferred Customer Activation Fees	(20,685)	61,559

Net cash provided by (used in) operating activities	(1,878,590)	108,522

Cash flows from investing activities
Acquisition and development of software assets	(118,057)	(92,490)
Purchase of Equipment	(85,355)	(18,299)

Net cash used in investing activities	(203,412)	(110,789)

Cash flows from financing activities
Proceeds from Loans Payable, Related Party	5,612	104,012
Proceeds from Loans Payable	12,000	-
Repayment of Loans Payable	(26,359)	(24,789)
Repayment of Loans Payable, Related Party	(58,256)	(86,956)
Proceeds from issuance of common stock	1,826,057	10,000

Net cash provided by financing activities	1,759,054	2,267

Net Change in Cash	(322,948)	-

Cash, Beginning of Year	615,722	-

Cash, End of Year	$ 292,774	$ -

Supplemental Information:
Cash paid for:
Taxes	$ -	$ -
Interest Expense	$ -	$ -

Non Cash Financing Activities:
Stock options granted in exchange for accrued liabilities	$ 190,457	$ -
Conversion of Convertible Debt to Common Stock	$ 653,057	$ -

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

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $63,553 and $84,238 at June 30, 2011 and December 31, 2010, respectively.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $15,890 and $21,061 at June 30, 2011 and December 31, 2010, respectively.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the six months ended June 30, 2011.

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

During the six months ended June 30, 2011, the Company issued the following shares of $0.001 par value common stock:

•

Voice Assist, Inc.

Notes To Condensed Financial Statements

(Unaudited)

450,000 shares for cash totaling $900,000 received in December, 2010. These shares were sold as Units which consisted of 1 restricted common share at $2.00 and one 2 year warrant at $4.00 callable at $5.00

•

35,000 shares in exchange for services received valued at $70,000 committed to in December, 2010

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

We anticipate revenue will increase in the next twelve months, for which we can provide no assurance. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

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

On June 30, 2011, the Company executed a consulting agreement with Summit Capital USA, Inc., effective July 1 through the remainder of the year, wherein Summit will provide Voice Assist with the services of a corporate consultant in connection with finance relations, corporate financial services and mergers and acquisitions for the remainder of 2011. As consideration for those services, Voice Assist will issue Summit 250,000 restricted shares of Common Stock.

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

Results of Operations

Comparison of Quarter Ended and Six Months Ended June 30, 2011 and June 30, 2010

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

Interest Expense.Our interest expense decreased $124,974, or 99%, to $1,126 for the six months ended June 30, 2011 from $126,100 in the same period in 2010. The decrease was the result of the elimination of loans from related parties on which interest was calculated and applied

Other Income. Our other income decreased $9,367 for the six months ended June 30, 2011 from $9,367 in the same period in 2010. The decrease was the result of discontinuing a sublease of office space.

Net Loss. For the six months ended June 30, 2011, we generated a net loss of $5,937,230, an increase of $5,804,392, or 4,370%, from a net loss of $132,838 for the same period in 2010. This increase was primarily attributable to non-cash stock option compensation expense, increased expenses related to public reporting and compliance, and the increase in professional staffing.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2011 compared to December 31, 2010.

	June 30, 2011	December 31, 2010	Increase / (Decrease)
			$	%

Current Assets	$435,543	$697,778	$(262,235)	(38%)

Current Liabilities	476,845	1,071,462	(594,617)	(55%)

Working Capital (deficit)	$(41,302)	$(373,684)	$(332,382)	(89%)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock and Warrant Issuances Pursuant to Subscription Agreements

In the second quarter ended June 30, 2011, the Company issued to accredited investors, a total of 623,000 Units consisting of one (1) share of restricted common stock and one (1)Callable Warrants to purchase one (1) share of restricted common stock at $1.50 per share, callable if the market price of the Company’s Common Stock closes at $3.00 per share for ten (10) consecutive days.  The Warrants are exercisable for five (5) years. The investors purchased the 623,000Units for a total purchase price of $623,000, all of which was paid in cash.

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

Date: September 8, 2011