Form 10-Q
period 2011-09-30
Voice Assist, Inc.
filed 2011-11-21
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:000-54535

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
Yes ☐   No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 21, 2011, was 30,499,223 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC.
CONDENSED BALANCE SHEETS

	9/30/2011		12/31/2010
	(Unaudited)		(Audited)
ASSETS

CURRENT ASSETS
Cash	$15,731		$615,722
Accounts Receivable	110,178		44,739
Deferred Customer Activation Costs	16,656		21,061
Prepaid Expenses	290,267		16,256

Total Current Assets	432,832		697,778

Property & Equipment, Net	202,186		158,610
Software Development, Net	597,852		496,229

OTHER ASSETS
Other Assets	40,135		28,643

Total Other Assets	40,135		28,643

Total Assets	$1,273,005		$1,381,260

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	375,031		254,637
Accrued Expenses	78,026		10,000
Deferred Revenue	66,616		84,238
Current Portion - L/T Loans Payable	3,000		13,984
Loans Payable - Related Parties	-		708,603

Total Current Liabilities	522,673		1,071,462

NON CURRENT LIABILITIES
L/T Portion Loans Payable	-		-

Total Liabilities	522,673		1,071,462

STOCKHOLDERS' EQUITY
Preferred stock	2,000	(1)	2,000	(2)
Common stock	30,499	(3)	26,600	(4)
Additional Paid in Capital	20,675,640		12,007,389
Shares to be Issued	-		970,000
Retained Deficit	(19,957,807)		(12,696,191)

Total Stockholders' Equity	750,332		309,798

TOTAL LIABILITIES AND STOCK HOLDERS' EQUITY	$1,273,005		$1,381,260

(1) $.001 par value, 10,000,000 shares authorized, 2,000,000 issued and outstanding
(2) $.001 par value, 10,000,000 shares authorized, 2,000,000 issued and outstanding
(3) $.001 par value, 100,000,000 shares authorized, 30,499,223 issued and outstanding
(4) $.001 par value, 100,000,000 shares authorized, 26,600,000 issued and outstanding

The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended 9/30/2011	Three Months Ended 9/30/2010	Nine Months Ended 9/30/2011	Nine Months Ended 9/30/2010

OPERATING REVENUES
Revenues	$191,357	$312,233	$725,495	$986,083

OPERATING EXPENSES
Direct Cost of Services	79,033	73,844	327,981	178,965
Other Costs	1,608	5,387	5,809	13,679
Total Direct Cost of Services	80,641	79,231	333,790	192,644

Legal and Professional	225,836	-	735,764	-
Selling, General and Administrative	1,169,477	245,871	6,800,488	587,313
Selling, General and Administrative - Related Parties	-	106,149	-	259,715
Depreciation and Amortization	38,862	83,536	114,684	104,997

Total Operating Expenses	1,514,816	514,787	7,984,726	1,144,669

Net Loss from Operations	(1,323,459)	(202,554)	(7,259,231)	(158,586)

OTHER INCOME AND (EXPENSE)
Interest Expense	(579)	(62,081)	(1,705)	(188,180)
Other Income (Expense)	(348)	-	(348)	9,367

Total Other Income (Expense)	(927)	(62,081)	(2,053)	(178,813)

Net Loss before Income Taxes	(1,324,386)	(264,635)	(7,261,284)	(337,399)

Income Tax Expense	-	1,600	(332)	1,600

NET LOSS	$(1,324,386)	$(263,035)	$(7,261,616)	$(335,799)

Weighted Average Shares	29,284,864	20,566,304	27,903,387	20,521,293

Earnings Per Share	$(0.05)	$(0.01)	$(0.26)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended 9/30/2011	For the Nine Months Ended 9/30/2010

Cash Flows From Operating Activities

Net Loss	$(7,261,616)	$(335,799)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and amortization	114,686	104,997
Shares issued for services	345,667	-
Stock option amortization	4,299,592	-
Changes in operating assets and liabilities
Accounts receivable	(65,439)	(600)
Deferred customer activation costs	4,405	(16,559)
Prepaid expense	(17,761)	(3,500)
Other assets	(11,492)	-
Accounts payable	120,394	(53,848)
Accounts payable - related party	-	101,584
Bank overdraft	-	19,174
Accrued expenses	68,026	-
Accrued expenses - related party	-	(65,820)
Accrued income taxes	-	(4,900)
Accrued interest payable	-	145,782
Accrued interest payable - related party	-	2,306
Deferred customer activation fees	(17,622)	64,867

Net cash (used in) operating activities	(2,421,160)	(42,316)

Cash flows from investing activities
Acquisition and development of software assets	(174,529)	(100,527)
Purchase of equipment	(85,356)	(31,300)

Net cash (used in) investing activities	(259,885)	(131,827)

Cash flows from financing activities
Cash acquired upon reverse merger	-	513
Proceeds from loans payable	5,612	311,500
Proceeds from loans payable - related party	12,000	89,160
Repayment of equipment loans	-	(23,126)
Repayment of loans payable	(29,359)	(14,000)
Repayment of loans payable - related party	(58,256)	(178,944)
Proceeds from issuance of common stock	2,151,057	10,000

Net cash provided by financing activities	2,081,054	195,103

Net Increase/(Decrease) in Cash	(599,991)	20,960

Cash, Beginning of Period	615,722	-

Cash, End of Period	$15,731	$20,960

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

Non Cash Financing Activities:
Stock options granted for accrued liabilities	$56,250	$-
Common stock issued for prepaid expenses	$369,000	$-
Debt converted into preferred stock	$-	$1,700,000
Conversion of convertible debt to common stock	$653,057	$2,950,301

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

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, and when services have been rendered. The Company recognized revenue from sales of $725,495 and $986,083 during the nine months ended September 30, 2011 and 2010, respectively.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $66,616 and $84,238 at September 30, 2011 and December 31, 2010, respectively.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $16,656 and $21,061 at September 30, 2011 and December 31, 2010, respectively.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the nine months ended September 30, 2011.

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

As of September 30, 2011, software development costs not yet amortized are $597,852.  During the nine months ended September 30, 2011 and 2010, amortization was $77,905 and $0, respectively.

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during three months ended September 30, 2011 and 2010.

Stock-based Payments

The Company records the stock-based compensation awards issued to non-employees and other external entities for goods and services at either the fair market value of the goods received or services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in FASB ASC 505-50-30.

Recent Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $7,261,616 and cash used by operations of $2,421,160 for the nine months ended September 30, 2011, and had a working capital deficit of $89,841 as of September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

The Company received advances totaling $5,612 during the six months ended June 30, 2011. These advances are due upon demand, unsecured, and carry 0% interest.  There were no further advances during the three months ended September 30, 2011.  During the six months ended June 30, 2011, the Company paid $58,256 to a related entity controlled by the shareholder and issued stock options in lieu of cash payment for the remaining balance of the loans payable to shareholder.  There were no further payments made to this related party entity during the three months ended September 30, 2011.  In addition, the Company converted $653,057 of convertible debt with a related party to 261,233 common shares during the nine months ended September 30, 2011.  There was no other debt converted into shares during the three months ended September 30, 2011.

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

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

On September 30, 2010, the Company issued 2,000,000 shares of Series A Convertible Preferred stock in exchange for extinguishment of $1,700,000 in debt.

As of September 30, 2011, there have been no other issuances of preferred stock.

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

During the nine months ended September 30, 2011, the Company issued the following shares of $0.001 par value common stock:

•
450,000 shares for cash totaling $900,000 received in December 2010. These shares were sold as Units at $2.00 per Unit which consisted of 1 restricted common share and one 2 year warrant exercisable at $4.00 callable at $5.00

•	35,000 shares in exchange for services received valued at $70,000 committed to in December, 2010
•
550,000 shares for cash totaling $1,100,000 received during the nine months ended September 30, 2011. These shares were sold as Units at $2.00 per Unit which consisted of 1 restricted common share at $2.00 and one 2 year warrant exercisable at $4.00 callable at $5.00

•
948,000 shares for cash totaling $948,000 received during the nine months ended September 30, 2011.  These shares were sold as Units at $1.00 per Unit which consisted of 1 restricted common share at $1.00 and one callable common stock purchase warrant priced at $1.50 for up to five years.  Of these shares issued, 325,000 were for cash received in the three months ended September 30, 2011.

•	85,000 in exchange for services with two investor relations firms valued at $152,500
•	20,000 shares in exchange for severance with an executive of the Company valued at $30,000
•	100,000 shares in exchange for commission contract termination valued at $150,000
•	261,223 shares for conversion of debt totaling $653,057 with a related party
•	250,000 shares in exchange for services with a related party valued at $205,000
•	200,000 shares in exchange for services with a research firm valued at $164,000

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

Rescission Offer

An aggregate of one million shares of our common stock were issued from December 2010 to March 2011, to seven accredited investors pursuant to subscription agreements.  The company made rescission offers to the holders of these shares during the month of June 2011 as permitted under the applicable state securities law. On June 30, 2011, each of the investments was rescinded pursuant to Rescission Agreements between the Company and each accredited investor. Pursuant to the Rescission Agreement, the certificates representing all one million shares of common stock were returned to us together with all documentation to transfer legal title in the common stock back to us. Upon receipt of the certificates representing the common stock, we directed our transfer agent to cancel the common stock and return to treasury.

In accordance with the Rescission Agreement on August 15, 2011 the Company issued to seven accredited investors a total of two million units consisting of one (1) share of restricted common stock and one (1) callable warrant to purchase one (1) share of restricted common stock at $1.50 per share, callable if the market price of the Company’s common stock closes at $3.00 per share for ten (10) consecutive days.  The warrants are exercisable for five (5) years. The investors purchased the two million units for a total purchase price of $2,000,000 all of which was paid in cash.

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

The first employee received 1,000,000 options of which 500,000 vested immediately and the remaining 500,000 vest at a rate of 50,000 per quarter over the next two and a half years.  The options have an exercise price of $1.95 and can be exercised for a period of five years.  As of September 30, 2011, 600,000 options were fully vested and the Company recorded compensation expense totaling $1,004,298.

The second employee received 1,000,000 options of which 500,000 vested immediately and the remaining 500,000 vest at a rate of 50,000 per quarter over the next two and a half years.  The options have an exercise price of $1.95 and can be exercised for a period of ten years.  As of September 30, 2011, 550,000 options were fully vested and the Company recorded compensation expense totaling $1,138,643.

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

The third employee received 500,000 options of which vest at a rate of 45,455 per quarter over the next three years.  The options have an exercise price of $1.95 and can be exercised for a period of five years.  As of September 30, 2011, 26,663 options were vested and the Company recorded compensation expense totaling $53,548.  On April 19, 2011, this employee ceased employment with the Company and none of his vested options were exercised and all were returned to the stock incentive plan pool.

Options Granted

On April 13, 2011, pursuant to the employment agreement effective January 1, 2011, the Company granted Michael Silva, CFO, two million (2,000,000) options to buy shares of common stock under the Company’s 2010 Stock Option Plan.  Seven hundred fifty thousand (750,000) options are to vest monthly over 36 months and one million two hundred fifty thousand (1,250,000) are to vest upon reaching mutually agreed upon milestones.  As of the period end September 30, 2011, 125,000 options were vested and the Company recorded compensation expense of $305,810.

On June 30, 2011, Mr. Silva received an additional grant of 150,000 stock options as part of his employment contract modification.  The options vest immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options is $208,350 and the Company recorded compensation expense.

On April 13, 2011, pursuant to the employment agreements effective January 1, 2011, the Company granted to the following executives, Andrew Fox, Vic Boyd, Tracy Roberts, and Lisa Porter five hundred thousand (500,000) options each to buy shares of common stock under the Company’s 2010 Stock Option Plan.  These options are to vest monthly over 36 months.  Subject to Board Approval, management has recommended that each executive receive monthly stock grants to compensate for employment contract modification and for reduced salary.  Such grants will be considered based upon amount of salary reduction and as salary adjusts upward based upon Company revenues, the grants will be reduced accordingly.  At the period ending September 30, 2011, 333,333 options were vested and the Company recorded compensation expense of $702,662.

   On June 30, 2011, Mr. Fox, Mr. Boyd, Ms. Roberts, Ms. Porter each received an additional grant of 25,000 stock options as part of their employment contract modification.  The options vest immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options are $139,020 and the Company recorded compensation expense.

  On April 13, 2011, the Company granted to Scott Fox pursuant to the Independent Director Stock Option Agreement two hundred twenty five thousand (225,000) options to buy shares of common stock under the Company’s 2010 Stock Option Plan.  The options are to vest monthly over 36 months. At the period ending September 30, 2011, 37,500 options were vested and the Company recorded director’s expense of $79,049.

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

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

On June 30, 2011, nine individuals consisting of executive and employees received a total of 70,000 stock options in exchange for agreeing to a reduction in salaries and wages.  The options vest immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options are $97,314 and the Company recorded compensation expense.

On June 29, 2011 all the options granted under the 2010 Stock Incentive Plan were cancelled. On June 30, 2011 the Company issued the holders of the cancelled options the same number of options with the same vesting and exercise schedule under the 2011 Stock Incentive Plan. See below for further description.  A total of seven officers and executive and one director were affected by the cancelled options from the 2010 Stock Incentive Plan to the 2011 Stock Incentive Plan.  It was accounted for as a modification of the stock option and the exercise price of the options were reduced to $1.  The total incremental cost for the modified stock option award totaled $1,897,447 which is being amortized over the remaining vesting period of the stock options.

On July 25, 2011 the Board of Directors granted an investor relations company an option to purchase 40,000 shares of Common Stock of the Company under the 2011 Stock Incentive Plan, with an exercise price of one cent ($0.01). The Option will be exercisable for five years.

On September 30, 2011, the Board of Directors granted an executive, seven employees and three independent sub-contractors options to purchase 80,350 shares of Common Stock of the Company under the 2011 Stock Incentive Plan.  The options vested immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options are $32,711 and the Company recorded compensation expense.

NOTE 6 – SUBSEQUENT EVENTS

On October 14, 2011, Randy Granovetter, President and Director, resigned her position effective immediately.

On October 17, 2011, Michael P. Silva, Chief Financial and Operating Officer, resigned his positions effective immediately.
On October 20, 2011, the Board of Directors appointed Donna S. Moore as Chief Financial Officer and Donald P. Sutherland as a member of the Board of Directors.

There have been no new shares issued subsequent to September 30, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Voice Assist”, “the Company”, and similar terms refer to Voice Assist, Inc. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. Voice Assists’ actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

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

Trends in Our Business

On June 30, 2011, we retained the services, through a consulting agreement, of a corporate consultant in connection with corporate finance relations, corporate financial services and mergers and acquisitions. The consultant will be compensated with restricted shares of common stock.

On July 25, 2011 we revised and amended our December 2, 2010 contract with an investor relations consulting firm wherein they will be compensated with non-qualified stock options to purchase one share of common stock.

On August 11, 2011, we retained the services of Crystal Research Associates, Inc. of New York, NY in connection with the composition and printing of two years of Executive Informational Overviews for Voice Assist, Inc., with the first year consisting of one initial, extended report and four quarterly update reports. Pursuant to the Letter of Agreement, they will be compensated annually at $52,500.00 (USD) plus 200,000 shares of restricted common stock in the Corporation, and the second year of four quarterly reports compensated annually at $30,000.00 (USD).

Subsequent to the period ended September 30, 2011 and as reported in the Form 8-K filed October 20, 2011, Ms. Randy Granovetter resigned her positions as President and Director of the Company; Mr. Michael P. Silva resigned his position as Chief Financial Officer of the Company; and Ms. Donna Moore has been appointed as Chief Financial Officer of the Company and Mr Donald Sutherland was appointed as a member of the Board of Directors.

Results of Operations

Comparison of Quarter Ended and Nine Months Ended September 30, 2011 and September 30, 2010

The following table sets forth key components of our results of operations during the three months and nine months endedSeptember30, 2011 and September30, 2010. The financial data should be read in conjunction with the financial statements, related notes and other financial information included in this Quarterly Report.

	07/01/2011 to 09/30/2011	07/01/2010 to 09/30/2010	01/01/2011 to 09/30/2011	01/01/2010 to 09/30/2010

OPERATING REVENUES
Revenues	$191,357	$312,233	$725,495	$986,083

OPERATING EXPENSES
Direct Cost of Services	79,033	73,844	327,981	178,965
Other Costs	1,608	5,387	5,809	13,679
Total Direct Cost of Services	80,641	79,231	333,790	192,644

Legal and Professional	225,836	-	735,764	-
Selling, General and Administrative	1,169,477	245,871	6,800,488	587,313
Selling, General and Administrative - Related Parties	-	106,149	-	259,715
Depreciation and Amortization	38,862	83,536	114,684	104,997

Total Operating Expenses	1,514,816	514,787	7,984,726	1,144,669

Net (Loss) from Operations	(1,323,459)	(202,554)	(7,259,231)	(158,586)

OTHER INCOME AND (EXPENSE)
Interest Expense	(579)	(62,081)	(1,705)	(188,180)
Other Income (Expense)	(348)	-	(348)	9,367

Total Other Income (Expense)	(927)	(62,081)	(2,053)	(178,813)

Net (Loss) before Income Taxes	(1,324,386)	(264,635)	(7,261,284)	(337,339)

Income Tax (Expense)Benefit	-	1,600	(332)	1,600

NET (LOSS)	$(1,324,386)	$(263,035)	$(7,261,616)	$(335,799)

Revenues. Our revenues decreased to $725,495 in the nine months ended September 30, 2011 from $986,083 last year, representing a 26% decrease year-over-year.  The decrease in revenues is as a result of lower non-reimbursable engineering (NRE) revenue and retail subscribers disconnections due to a service outage by a service provider and the impact of the prevailing economic downturn.  While we had redundancy and mitigation infrastructure in place, the lack of a timely response by our service provider led to a loss of subscribers.  We have made additional investment and taken additional measures to ensure any such outage in the future will not have as material an impact on our revenues.

Total Cost of Services. Our total cost of services increased $141,146, or 73%, to $333,790 in the nine months ended September 30, 2011 from $192,644 for the same period in 2010.  The increase in our total cost of services is a result of the loss of retail subscribers due to a service outage by a service provider and fixed minimum commitments to that provider.  We are disputing the fees based upon our loss of subscribers and anticipate a reversal of fees and subsequent lowering of cost of services in the future.

Legal and Professional. Our legal and professional expenses increased $735,764, for the nine months ended September 30, 2011 from $0 for the same period in 2010.  The increase in legal and professional fees was the result of non-cash consulting expenses and legal fees incurred in connection with preparation and filing requirements as a public company, the preparation and filing of additional patent applications, investor relations fees, and outside auditor accounting fees.

Selling, General and Administrative. Our selling, general and administrative expenses increased $6,213,175 or 1,058%, to $6,800,488 for the nine months ended September 30, 2011 from $587,313 for the same period in 2010. The increase was largely due to $4.5MM in non-cash stock option compensation expense and other non-cash expense as well as increased payroll and travel related expenses as the Company expanded its executive staff and customer focus.

Selling, General and Administrative – Related Parties. Our selling, general and administrative – related parties’ expenses decreased $259,715, or 100%, to $0 for the nine months ended September 30, 2011 from $259,715 in the same period in 2010. The decrease was the result of engaging non-related party professional staffing.

Depreciation and Amortization. Our depreciation and amortization expenses increased $9,687, or 9%, to $114,684 for the nine months ended September 30, 2011 from $104,997 for the same period in 2010. The increase was the result of software development costs being amortized because one of the capitalized projects was launched at the beginning of 2011.

Net (Loss) from Operations. We had $7,259,231 in net loss from operations for the nine months ended September 30, 2011, as compared to net loss from operations of $158,586 during the same period in 2010.  The increased loss was the result of non-cash stock option compensation expense, increased expenses related to public reporting and compliance, and the increase in professional staffing.

Interest Expense. Our interest expense decreased $186,475, or 99%, to $1,705 for the nine months ended September 30, 2011 from $188,180 in the same period in 2010. The decrease was the result of the elimination of loans from related parties on which interest was calculated and applied.

Other Income. Our other income decreased $9,715 for the nine months ended September 30, 2011 from $9,367 in the same period in 2010. The decrease was the result of discontinuing a sublease of office space.

Net Loss. For the nine months ended September 30, 2011, we generated a net loss of $7,261,616, an increase of $6,925,817, or 2,062%, from a net loss of $335,799 for the same period in 2010. This increase was primarily attributable to non-cash stock option compensation expense, increased expenses related to public reporting and compliance, and the increase in professional staffing.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2011 compared to December 31, 2010.

	September 30, 2011	December 31, 2010	Increase / (Decrease)
			$	%

Current Assets	$432,832	$697,778	$(264,946)	(38%)

Current Liabilities	522,673	1,071,462	(548,789)	(51%)

Working Capital (deficit)	$(89,841)	$(373,684)	$(283,843)	(76%)

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

During the nine months ended September 30, 2011, the current assets decreased by $264,946 when compared to December 31, 2010 due to the cash requirements during the period.  The Company received a total of $2,151,057 cash from investors during the reporting period.

During the nine months ended September 30, 2011, the current liabilities decreased by $548,789 when compared to December 31, 2010 current liabilities of $1,071,462.  The decrease can be attributed to the conversion of debt to common stock for a total of $653,057 with the offsetting increases being in accounts payable.

We anticipate that we may incur operating losses during the next twelve months. The Company’s minimal operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

We currently have 13 full time employees and no part time employees.

Subsequent to period ended September 30, 2011 and as reported in the Form 8-K filed October 20,  2011, Ms. Randy Granovetter resigned her positions as President and Director of the Company; Mr. Michael P. Silva resigned his position as Chief Financial Officer of the Company; and Ms. Donna Moore has been appointed as Chief Financial Officer of the Company. We do not anticipate a significant change in the number of employees over the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of our condensed financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

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

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $66,616 at the nine months ended September 30, 2011.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $16,656 at the nine months ended September 30, 2011.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the nine months ended September 30, 2011.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, it was concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our auditors have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues.

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

The loss of key personnel or the inability to retain and, where necessary, attract additional personnel could impair our ability to expand our operations.

We are highly dependent upon the principal members of our management and sales staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing business plans. Our recent change in the position of President and Chief Financial Officer could have an adverse impact on our ability to retain and recruit qualified personnel. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

Future sales of our common stock may depress our stock price.

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants and shares issued under our Stock Incentive Plan) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock and Warrant Issuances Pursuant to Subscription Agreements

On August 15, 2011, the Company issued to seven (7) accredited investors a total of two Million Units consisting of one (1) share of restricted common stock and one (1) Callable Warrants to purchase one (1) share of restricted common stock at $1.50 per share, callable if the market price of the Company’s Common Stock closes at $3.00 per share for ten (10) consecutive days.  The Warrants are exercisable for five (5) years. The investors purchased the two Million Units for a total purchase price of $2,000,000, all of which was paid in cash prior to June 30, 2011. The previous shares issued in relation to this cash are rescinded as discussed below.

On August 18, 2011, the Company issued to one (1) accredited investor, a total of 25,000 Units consisting of one (1) share of restricted common stock and one (1) Callable Warrant to purchase one (1) share of restricted common stock at $1.50 per share, callable if the market price of the Company’s Common Stock closes at $3.00 per share for ten (10) consecutive days.  The Warrants are exercisable for five (5) years. The investor purchased the 25,000 Units for a total purchase price of $25,000, all of which was paid in cash.

On September 27, 2011, the Company issued to three (3) accredited investors, a total of 300,000 Units consisting of one (1) share of restricted common stock and one (1) Callable Warrant to purchase one (1) share of restricted common stock at $1.50 per share, callable if the market price of the Company’s Common Stock closes at $3.00 per share for ten (10) consecutive days.  The Warrants are exercisable for five (5) years. The investors purchased the 300,000 Units for a total purchase price of $300,000, all of which was paid in cash.

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

Rescission Offer

An aggregate of one million shares of our common stock were issued from December 2010 to March 2011, to seven accredited investors pursuant to subscription agreements.  The Company made rescission offers to the holders of these shares during the month of June 2011 as permitted under the applicable state securities law. On June 30, 2011, each of the investments were rescinded pursuant to Rescission Agreements between the Company and each accredited investor. Pursuant to the Rescission Agreement, the certificates representing all one million shares of common stock were returned to us together with all documentation to transfer legal title in the common stock back to us. Upon receipt of the certificates representing the common stock, we directed our transfer agent to cancel the common stock and return to treasury.

In accordance with the Rescission Agreement on August 15, 2011 the Company issued to seven accredited investors a total of two million (2,000,000) units consisting of one (1) share of restricted common stock and one (1) callable warrant to purchase one (1) share of restricted common stock at $1.50 per share, callable if the market price of the Company’s common stock closes at $3.00 per share for ten (10) consecutive days.  The warrants are exercisable for five (5) years.

Stock Issued as Payment to Third Party

On August, 18 2011, the Company issued a total of two hundred thousand (200,000) restricted Common Shares as partial payment for contractual obligations with a research company.

On August 18, 2011, the Company issued a total of two hundred fifty thousand (250,000) restricted shares of Common Stock to Summit Capital USA, Inc. pursuant to the Consulting Agreement entered into on June 30, 2011, effective July 1 through the end of the year.

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

Issuance and Grant of Stock Options

2011 Stock Incentive Plan

In September 2011, the board of directors approved Non-Qualified stock options to be accrued monthly and to be granted on a quarterly basis to service providers, under the Company’s 2011 Stock Incentive Plan. On September 30, 2011, the Company approved a total of 80,350 options to the individuals listed below for services provided to the Company and in consideration for reduced salaries:
Name	Title	Number of Options
Michael Metcalf	Officer/Director	550
Tracy Roberts	Employee	13,725
Vic Boyd	Employee	5,825
Andrew Fox	Employee	13,500
Diane Mayer	Independent Contractor	5,000
Lisa Porter	Employee	11,250
Arundhati Bopardikar	Independent Contractor	3,500
Laura Juarez	Independent Contractor	3,000
Nick Swihart	Employee	3,000
Hung Duong	Employee	10,500
Steve Do	Employee	10,500

The Company anticipates that the total amounts of the grants will not exceed 27,000 options per month and will cease when the Company’s revenues reach three million dollars ($3,000,000) in a twelve (12) month period, or until termination of employment, whichever occurs first. The options vest upon grant each month and have an exercise price of one cent ($0.01) and are exercisable until September 30, 2016.

On July 25, 2011 the Board of Directors granted an investor relations company an option to purchase 40,000 shares of Common Stock of the Company under the 2011 Stock Incentive Plan, vesting immediately with an exercise price of one cent ($0.01). The Option will be exercisable for five years.

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

VOICE ASSIST, INC.

By: /S/ Donna Moore
Donna Moore, Chief Financial Officer and Principal Financial Officer

By:/S/ Michael Metcalf
       Michael Metcalf, Chief Executive Officer and Principal Executive Officer

Date: November 18, 2011