Form 10-K
period 2011-12-31
Voice Assist, Inc.
filed 2012-04-16
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54535
VOICE ASSIST, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 South Pointe Dr., Suite 100, Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (949) 655-1677

Copies of Communications to:
Stoecklein Law Group
401 West A Street
Suite 1150
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
Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $36,666,602 based on a share value of $1.40.

The number of shares of Common Stock, $0.001 par value, outstanding on April 13, 2012 was 31,397,973 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

VOICE ASSIST, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2011

Index to Report
on Form 10-K

i

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

Throughout this Annual Report references to “we”, “our”, “us”, “Voice Assist’s”, “the Company”, and similar terms refer to Voice Assist, Inc.

PART I

ITEM 1.                      BUSINESS

General Business Development

Voice Assist, Inc. (the “Company”) was formed as a Nevada corporation on February 4, 2008 as Musician’s Exchange.  On September 29, 2010, the Company changed its name from Musician’s Exchange to Voice Assist, Inc.  Effective September 30, 2010, the Company completed the acquisition of substantially all of the assets of SpeechPhone LLC, MDM Intellectual Property LLC, SpeechCard LLC, SpeechCall, LLC, SpeechPhone Direct, LLC and Voice Assist LLC, (the “Acquisitions”).

Voice Assist operates a cloud-based speech recognition platform that supports speech recognition based enterprise services such as Customer Relationship Management (CRM), field force automation, as well as direct-to-enterprise services such as virtual assistants that unify communications and direct-to-consumer “safe driving” services that allow SMS, email, and social media messaging through a single personal phone number.  The technology empowers mobile staff members and especially drivers to use speech commands to access data and send email or text messages by voice instead of typing.

Recent Change in Management

On October 14, 2011, the Company accepted the resignation of its President, Randy Granovetter and on October 17, 2011, the Company accepted the resignation of the Chief Financial Officer, Mike Silva. The Company subsequently appointed Ms. Donna Moore as Chief Financial Officer, Secretary and Treasurer of the Company.

On October 20, 2011, the Company appointed Mr. Donald Sutherland to serve as a Director on the Company’s Board of Directors.

Business of Voice Assist

Voice Assist is a cloud-based speech recognition technology services company focused on communication, information and transaction processing through any device using speech technology.  Our technology allows consumers to use simple voice commands to dial, email, text or post to social networks.  Our technology allows business clients to automate call answering, call routing and remote access to email, voice mail, CRM or other databases.  Our rapid application development environment allows developers to use SpeechScript™, our proprietary development language, to build additional features that can be added to any account. We offer private labeled versions to resellers such as telecom service providers, wireless and wireline carriers, headset manufacturers, smartphone manufacturers, automobile manufacturers, direct sales companies as well as resellers.  Voice Assist functionality powers many new service offerings including enterprise data access and entry and a safe driving application that enables drivers to keep their eyes on the road rather than on the phone.  Improving personal productivity and maximizing driving safety are just a few of its many benefits.

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

The proliferation of smart phones and tablet PC’s is increasing the number of people using touch screens to interact with content or data.  Unfortunately, touch screens demand the attention of eyes which can be dangerous when driving. We anticipate that the demand for voice enabled devices and applications will grow as smart phones and tablet PC’s continue to saturate the market.  Using voice as the primary interface is the only way to use such devices safely while driving.

This proliferation of connected smart devices has also led to fragmentation in offerings and challenges supporting legacy mobile customers who do not have smartphones.  Voice Assist allows services to be deployed across all handsets and mobile operating systems.  With Voice Assist’s legacy telephony, Voice over Internet Protocol (VoIP) and web services background, Voice Assist is uniquely positioned to provide web (HTTP protocol), SIP/VoIP, and telephony access to users data.  The ability to provide access via multiple communications path is critical to Enterprise offerings and allows Voice Assist to enable services across the broadest range of consumer communication devices.

Voice Assist’s cloud-based services combine proprietary filtering and routing methods to optimize performance with best of breed hosted speech services from Lucent, Microsoft, and IBM.  Voice Assist’s servers are NEBS compliant, fully redundant carrier grade platforms which have already been proven by processing over 1 million consecutive calls at a rate of approximately 7 calls per second.  Built to meet carriers’ stringent requirements for reliability, open standards, scalability, and interoperability, the Voice Assist platform is a complete solution for outsourced enhanced speech services.

Industry Background

Enterprise Enablement

Enterprises need current, timely, and accurate sales reporting information.  The best time to gather this information is immediately after a sales person leaves a customer or lead’s meeting.  Similarly, many other Enterprise applications such as dispatch, field force, health care, etc. require employees to enter time sensitive data while the employee may be on the move or have their hands occupied.

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

Voice Assist leverages its SpeechScriptTM technology to quickly integrate to Enterprise webservices and platforms.  In addition to Salesforce.com, the Company plans to develop connectors to other CRM and Enterprise Platforms in 2012 to expand its Enterprise Services offerings.

Distracted Driving

One of the greatest challenges facing people today is driver distractions caused by the use of mobile phones while driving.  Distracted drivers who take their hands off the wheel or their eyes off the road to look at or interact with a mobile phone now account for more than 5,800 fatal automobile accidents annually.  This problem is so significant that at least 34 states have already passed hands-free driving and/or no texting while driving laws to help reduce fatalities and injuries.

Some celebrities have even jumped into the cause such as Oprah Winfrey to promote what she calls the “no phone zone.”  In early 2012, the Company obtained an endorsement from Frankie Avalon to help promote hands-free safe driving.  Despite the many articles and news reports published and even the celebrity promotion for driver safety, the fact still remains – people are using mobile phones while driving and the problem continues.

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

Products and Services

Our current Direct to Consumer service includes Voice Dialing, Email by Voice, Text by Voice and Post to Social Networks by Voice.  We also offer add-on’s including Live Assist and Voice Assist for Saleforce.com.  The service is available on-line with instant activation at www.voiceassist.com.  We also offer a mobile app for iPhone available at www.voiceassist.com/contact.

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

Texting by Voice is a two way experience with Voice Assist.  Subscribers can send a text by using a simple command such as “send a text to Michael Metcalf.”  The subscriber then speaks the message and uses additional voice commands to repeat the message, re-record the message or send it.  The message is then converted into text and sent to the intended mobile phone number.  When a text message is received, the Voice Assist application checks the subscribers setting to determine the best delivery method. In some cases, the text message will simply be sent along to the mobile phone screen of the subscriber.  In other cases, such as “I’m driving mode”, Voice Assist will call the subscriber and then announce the identity of the person who sent the text message and then read the text message using text-to-speech.  Once the message is delivered, the Voice Assist application offers the subscribers the option to record and send a reply.  The reply is automatically converted back into text and sent back to the person who sent the original text.  As a result, it is possible for subscribers to send and receive text messages from any phone including mobile phones without a text messaging plan or even from landlines whether or not they are connected to the internet or a computer.

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

Subscribers can activate a Voice Assist Standard account and then upgrade the account with additional features such as Voice Assist Premium, Live Assist and/or Voice Assist for Salesforce.com.

Voice Assist Standard includes 100 minutes of use for $4.95 per month.  Voice Assist Premium is an upgrade that allows unlimited personal use for $9.95 per month.

Live Assist is another upgrade available for $10 per month more.  Live Assist connects subscribers to a live personal concierge 24 hours a day, 7 days a week upon request.  Subscribers just say “Live Assist” to get connected.  Live Assist can help with turn by turn driving instructions or make dinner reservations or even book travel such as hotel, rental car or airline tickets.  Live Assist can also be used to look up information via the web and then have the information sent to your mobile phone via SMS text message or by email.

Voice Assist for Salesforce.com is another add-on for $10 per month more.  This add-on allows salespeople to make sales calls by voice command and then report sales results at the end of each call.  Salespeople just dictate notes and schedule follow up calls or even forecast the sale all by voice without typing.  This saves times and helps salespeople report results faster.

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

Competition

The Company currently has and expects to have increased competition as many well known companies are beginning to pay close attention to the distracted driver problem.  Some competition is coming from device manufacturers such as BlueAnt who are now imbedding speech technology into Bluetooth headsets and/or Bluetooth speakerphones.  Additional competition is coming from mobile phone handset manufacturers who are also imbedding speech technology into their handsets.  Some of the companies competing against the Company have significantly more resources and a longer track record than we do.  Increased completion could negatively impact our Company.

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

Intellectual Property

The Company has six patents pending and anticipates filing additional patents to protect our intellectual property.

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

Marketing

The Company plans to launch a television advertising campaign along with an internet marketing campaign to create public awareness and demand for our products and services.   The Company anticipates that such marketing efforts will generate increased revenues for the Company but there is no assurance that such marketing efforts, if carried out, will result in sufficient sales revenues and net margins to cover the expected costs of such marketing endeavors.

The Company is also currently working with several resellers and distribution partners who are planning additional marketing campaigns focused primarily around selling private labeled services to home based entrepreneurs and small to midsized business clients.

Subject to the availability of capital, the Company also plans to retain the assistance of a public relations firm during 2012 to help create additional public awareness of the Voice Assist solution as the solution to the distracted driving problem.  The Company was previously featured on Fox 11 news and got additional exposure by winning TMCnet.com’s “2010 Product of the Year” and also by winning “Best of Show” at CTIA 2011.  The company believes that advertising and public relations is important to the success of the company; however, no assurance can be given that the Company will have the funds necessary to run such advertising or promotion or that such advertising or promotion will actually result in subscriber sales.

Employees

As of the date of this Current Report, we have 11 full-time and/or part-time employees and/or contractors working for the Company.  None of them are represented by a labor union or subject to a collective bargaining agreement.  We consider our relations with our staff members and contractors to be good.

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

The sales cycles for our products have typically ranged from three to twelve months or longer depending on the time needed to evaluate, qualify, test, beta test and eventually roll out and the size of the order and complexity of its terms, the amount of services we are providing, and whether the sale is made directly by us or indirectly through a third-party reseller. Some customers may also require custom programming or interfaces to various API’s.

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

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC-QB, which would limit the ability of broker dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC-QB generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC-QB.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC-QB by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two year period or our securities are removed from the OTC-QB for failure to timely file twice in a two year period, then we will be ineligible for quotation on the OTC-QB.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

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

We have four individuals performing the functions of all officers and directors. These individuals have developed internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. Management has determined that our internal controls are, at this time, inadequate or ineffective which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or financing and, ultimately the achievement of significant operating revenues.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of Voice Assist to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or financing and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

 ITEM 1B.                      UNRESOLVED STAFF COMMENTS

As of the date of the filing of this Annual Report on Form 10-K, the Company does not have any unresolved Securities and Exchange Commission comments.

ITEM 2.                      PROPERTIES

We currently maintain an office at 2 South Pointe Dr., Suite 100, Lake Forest, California. We currently pay $8,744 per month in rent. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

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

Market Information

Our common stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “VSST”. We have been eligible to participate in the OTC-QB since January 26, 2010. The following table sets forth the quarterly high and low bid prices for our common stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC-QB.  The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2011		2010
	High	Low	High	Low
1st Quarter	3.1	1.55	0.0	0.0
2nd Quarter	2.19	1.05	0.0	0.0
3rd Quarter	1.7	0.49	5.05	4.35
4th Quarter	0.82	0.26	4.00	2.45

As of April, 13, 2012, the Company’s Stock closed at a price of $0.07.

Holders of Common Stock

As of April 13, 2012, we had 89 stockholders of record of the 31,397,973 shares outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

2010 Stock Incentive Plan

We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2010 Stock Incentive Plan (“the Plan”) that was adopted in August of 2010. On June 29, 2011 all the options granted under the 2010 Stock Incentive Plan were cancelled. On June 30, 2011 the Company issued the holders of the cancelled options the same number of options with the same vesting and exercise schedule under the 2011 Stock Incentive Plan. As of December 31, 2011, zero (-0-) options had been granted under the Plan.

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

2011 Stock Incentive Plan

On June 27, 2011, the Company adopted a 2011 Stock Incentive Plan (“the 2011 Plan”), reserving 10,000,000 shares of common stock.  The plan is filed as Exhibit 10-8 to this filing. As of December 31, 2011, 7,512,350 options had been granted under the 2011 Plan, 3,429,861 options had been cancelled, and 4,082,489 options were oustanding.

Purposes of the 2011 Plan

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

Stock Subject to the 2011 Plan

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

Equity Compensation Plans Information

We maintain the 2010 and 2011 Stock Incentive Plans to allow the Company to compensate employees, directors, consultants and certain other individuals providing bona fide services to the Company or to compensate officers, directors and employees for accrual of salary through the award of common stock.

Options give directors, officers, employees and consultants the opportunity to purchase stock at a fixed price, the “Fair Market Value” for a period of time. To determine the Fair Market Value of the options under this plan, the Board has set the strike price at the fair market value of our common stock on the grant date.

The following table sets forth information as of December 31, 2011 regarding outstanding shares granted under the plans, warrants issued to consultants and options reserved for future grant under the plans. The grant of these options have not been delayed, accelerated or coordinated with the release of material non-public information.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	4,082,489	$0.83	5,917,511

Equity compensation plans not approved by stockholders	--	$--	--

Total	4,082,489	$0.83	5,917,511
T
The Plans are intended to encourage directors, officers, employees and consultants to acquire ownership of common stock.  The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its continued success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

Recent Sales of Unregistered Securities

Stock and Warrant Issuances Pursuant to Subscription Agreements

During the fourth quarter of 2011, the Company issued a total of 200,000 Units comprised of shares of restricted Common Stock and Warrants to purchase shares of restricted stock to one accredited investor. The investor purchased the 200,000 units for a total purchase price of $100,000, all of which was paid in cash.

We believe that the issuance and sale of the above shares and warrants were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506 The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, was an accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuance of Stock Options

During the fourth quarter of 2011 and through the date of this filing, the Company has not issued any Stock Options to its employees, directors or consultants.

Subsequent Events

Stock and Warrants to be Issued Pursuant to Subscription Agreements

During  February and March 2012, the Company received $80,000 from an accredited investor for purchase of 533,333 units consisting of one share of common stock at $.15 per share and one callable warrant to purchase one share of common stock at $.50 per share for a period of up to three years.

We believe that the forthcoming issuance of the above shares and warrants will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506 The shares will be issued directly by the Company and will not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There will be no commissions paid on the issuance and sale of the shares.

Stock to be Issued as Payment to Related Third Party

Subsequent to the year ended December 31, 2011, in April 2012 the Company will issue Summit Capital, USA, Inc. 100,000 shares of restricted common stock to repay an accounts payable due in the amount of $23,000.

We believe that the forthcoming issuance of the above shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares will be issued directly by the Company and will not involve a public offering or general solicitation. The recipient of the shares has been afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decision. There will be no commissions paid on the issuance and sale of the shares.

Stock to be Issued to Affiliates

In April, 2012, the Company will issue Mr. Michael Metcalf, the Chief Executive Officer of the Company, 1,000,000 shares of Common Stock to replace personal shares issued to the former President of the Company, Ms. Randy Granovetter.

In April 2012, the Company will issue Mr. Michael Metcalf, the Chief Executive Officer of the Company 195,000 shares of the Company’s Common Stock as partial payment for compensation not paid during the year ended December 31, 2011.

In April 2012, the Company will issue 600,000 shares of the Company’s common stock to Mr. Donald Sutherland as compensation for his services on the Company’s Board of Directors.

We believe that the issuance and sale of the above shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506 The shares will be issued directly by the Company and will not involve a public offering or general solicitation. The recipients of the shares have been afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There will be no commissions paid on the issuance and sale of the shares.

Issuance of Stock as a result of the Exercise of Stock Options

Subsequent to year ended December 31, 2011, the Company issued a total of 198,750 shares to a total of three (3) former employees and independent contractors to the Company. The issuances of these shares were in connection with exercise of stock options granted by the Company in 2011.

We believe that the issuance and sale of the above shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506 The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2011.

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

OVERVIEW AND OUTLOOK

Background

Voice Assist, Inc., formerly Musician’s Exchange was incorporated in the State of Nevada on February 4, 2008. On July 22, 2010 Voice Assist, Inc., entered into agreements with SpeechPhone LLC, MDM Intellectual Property LLC, SpeechCard LLC, SpeechCall LLC, SpeechPhone Direct LLC and VoiceAssist LLC for the acquisition of essentially all the assets of the above entities. As a result of the asset acquisitions that occurred on September 30, 2010, the Company’s entire operations are based on the operations of the assets acquired.

Since the Company’s inception on February 4, 2008 through December 31, 2011, we have generated $2,925,921 in revenues and have incurred an accumulated deficit of $22,933,776.

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

Our strategy is to be a leader in cloud based speech recognition services.  We want to leverage our infrastructure, technology, speech server farms, simple APIs and setup process, and expertise to provide a super easy, fast and cost effective means for developers to integrate to and deploy speech recognition technology without requiring a deep knowledge of speech application development or optimization.

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

Results of Operations

Comparison of Years Ended December 31, 2011 and December 31, 2010

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2011 and December 31, 2010. The financial data should be read in conjunction with the financial statements, related notes and other financial information included in this Current Report.
	Audited Fiscal Year Ended December 31,		Increase (Decrease)
	2011	2010		$	%
OPERATING REVENUES
Total Revenues	872,010	1,256,990	(384,980)		(30%)

OPERATING EXPENSES
Direct Cost of Services	480,019	325,835	154,184		47%
Other Costs of Revenues	9,318	8,986	332		3%
Total Direct Cost of Services	489,337	334,821	154,516		46%

Legal and Professional	1,011,589	219,583	792,006		361%
Selling, General and Administrative	9,293,198	1,276,977	8,016,221		628%
Selling, General and Administrative – Related Parties	40,895	287,589	(246,694)		(86%)
Advertising and Marketing	113,119	109,905	3,214		2%
Depreciation and Amortization	157,651	141,089	16,562		11%

Net (Loss) from Operations	(10,233,779)	(1,112,974)	(9,120,805)		(820%)

OTHER INCOME AND (EXPENSE)
Interest Expense	(2,316)	(194,413)	(192,097)		(98%)
Other Income (Expense)	(1,490)	10,264	(11,754)		(114%)

Total Other Income (Expense)	(3,806)	(184,149)	(180,343)		(97%)
Net (Loss) before Income Taxes	(10,237,585)	(1,297,123)	(8,940,462)		(689%)
Income Tax Expense	-	-	-		-
NET (LOSS)	$(10,237,585)	$(1,297,123)	$(8,940,462)		(689%)

Revenues. Our revenues decreased to $872,010 in the fiscal year ended December 31, 2011 from $1,256,990 in the fiscal year ended December 31, 2010, representing a 30% decrease.  The decrease in revenues is a result of decrease in business from third party distributors and a decrease in retail and wholesale subscribers and the loss of a number of accounts when our primary carrier had a major outage.

Total Cost of Services.  Total cost of services increased $154,516, or 46% to $489,337 in the fiscal year ended December 31, 2011 from $334,821 for the fiscal year ended December 31, 2010.  The increase in the total cost of services is a result of increased carrier fees for the services provided and the addition of a 2nd data center for redundancy in the event of a major outage on the part of our primary carrier.

Legal and Professional.  Legal and professional expenses increased $792,006, or 360%, to $1,011,589 in the fiscal year ended December 31, 2011 from $219,583 for the fiscal year ended December 31, 2010.  The increase in legal and professional fees was the result of increased consulting fees, accounting fees and legal fees relative to a public company.

Selling, General and Administrative. Selling, general and administrative expenses increased $8,016,221, or 628%, to $9,293,198 for the fiscal year ended December 31, 2011 from $1,276,977 for the fiscal year ended December 31, 2010. The increase was the result of the addition of management personnel and stock-based compensation.

Selling, General and Administrative – Related Parties. Selling, general and administrative – related parties’ expenses decreased $246,694, or 86%, to $40,895 in the fiscal year ended December 31, 2011 from $287,589 for the fiscal year ended December 31, 2010. The decrease was the result of no longer receiving related party management fee charges.

    Advertising and Marketing. Our advertising and marketing expenses increased $3,214, or 2%, to $113,119 in the fiscal year ended December 31, 2011 from $109,905 for the fiscal year ended December 31, 2010. The increase was the result of a minimal increase in sales and marketing expenditures.

Depreciation and Amortization. Our depreciation and amortization expenses increased $16,562, or 11%, to $157,651 in the fiscal year ended December 31, 2011 from $141,089 for the fiscal year ended December 31, 2010. The increase was the result of regular annual depreciation of fixed assets and the amortization of capitalized software development costs.

Net (Loss) from Operations. We had $10,233,779 in net loss from operations in the fiscal year ended December 31, 2011, as compared to net loss from operations of $1,112,974 during the period ended December 31, 2010.  The increase was the result of the addition of management personnel, increased advertising and marketing costs, expense for stock options granted to executives and employees, accounting and legal fees, and depreciation and amortization charges.

Interest Expense. Interest expense decreased $192,097, or 98%, to $2,316 in the fiscal year ended December 31, 2011 from $194,413 for the fiscal year ended December 31, 2010. The decrease was the result of extinguishment of debt with related parties as part of the agreement for the acquisition of assets.

Other Income (Expense). Other income (expense) decreased $11,754 to expense of $1,490 in the fiscal year ended December 31, 2011 from income of $10,264 for the fiscal year ended December 31, 2010. The decrease was the result of a reduction of non recurring engineering income generated to create private labeled versions of our hosted speech services.

Net Loss. In the fiscal year ended December 31, 2011, we generated a net loss of $10,237,585, an increase of $8,940,462, or 689%, from $1,297,123 for the period ended December 31, 2010. This increase was primarily attributable to the addition of management personnel, increased advertising and marketing costs, expense for stock options granted to executives and employees, accounting and legal fees, and depreciation and amortization charges.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2011 compared to December 31, 2010.

	December 31, 2011	December 31, 2010	Increase / (Decrease)
			$	%

Current Assets	$ 281,106	$ 697,778	$ (416,672)	(59%)

Current Liabilities	$ 2,923,726	$ 1,071,462	$ 1,852,264	172%

Working Capital	$ (2,642,620)	$ 373,684	$ (2,268,936)	(607%)

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

During the year ended December 31, 2011, the current assets decreased by $416,672 when compared to December 31, 2010 due to a reduction in cash proceeds received for the issuance of common stock

During the twelve months ended December 31, 2011, the current liabilities increased by $1,852,264 when compared to December 31, 2010 current liabilities of $1,071,462.  Approximately $201,529 of the balance in accounts payable at the fiscal year end December 31, 2011 is for attorneys, software developers and consultants fees.  The major increase in current liabilities was the recording of a liability to a related party for future issuance of shares previously transferred from personal holdings for Company purposes.

We anticipate that we may incur operating losses during the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, obtain a larger customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations

Off-Balance Sheet Arrangements

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

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, generally when services have been rendered. The Company recognized revenue from sales of $872,010 during the twelve months ended December 31, 2011.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $68,134 at the twelve months ended December 31, 2011.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $17,033 at the twelve months ended December 31, 2011.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the twelve months ended December 31, 2011.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-23 of this Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls.  Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, and as a result in the recent change in management, management concluded that our internal control over financial reporting was ineffective as of December 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.                      OTHER INFORMATION

On March 26, 2012 the Company filed Form 8-K, Item 4.02 announcing the review of accounting matters relating to quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 to correct the non recordation of the valuation of personal shares transferred to the CEO, to a former President.

In May 2011, the Chief Executive Officer of the Company transferred 1,000,000 shares to the former President of the Company valued at $2,000,000 which the Company recorded as stock-based compensation expense. The shares were valued as of December 2010 pursuant to an agreement between the two parties. Due to vesting requirements that were established initially and subsequently removed in May 2011, the Company recognized the majority of the expense in May 2011.

The Company intends to amend the Form 10-Qs filed for those periods. The Financial Statements in this Form 10-K for the period ended December 31, 2011 accurately accounts for the transaction.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title	Term Commencing
Michael Metcalf	48	Chairman of the Board, Chief Executive Officer	09/30/10
Donna Moore	67	Chief Financial Officer, Treasurer, Secretary	10/20/11

Scott Fox	54	Independent Director	1/11/11

Donald Sutherland	60	Director	10/20/11

Duties, Responsibilities and Experience

Michael Metcalf, 49, President, Chief Executive Officer and Director:  Since 2002, Mr. Metcalf has served as Chairman and Founder of SpeechPhone LLC. Between 1997 and 2002, Mr. Metcalf served as Chairman and CEO of Sound Advantage LLC.  While at Sound Advantage, Mr. Metcalf raised $42 million before merging the company with AVST, Inc. Prior to Sound Advantage, Mr. Metcalf spent 7 Years at TelWest, where he raised $3 million and eventually sold to a public company, USLD. During the early stage of his career, Mr. Metcalf developed skills as a PBX engineer, software engineer, product manager, development manager, and proven ability in corporate development. More recently, the Southern California business community recognizes him as a successful serial entrepreneur, noteworthy for innovative product inventions. He has led his product development organizations to win 25 top industry awards over the past twelve years including five “Product of the Year” awards.

Scott Fox, 55, Independent Director Mr. Fox is a 30 year veteran executive of the telecommunications industry.  Mr. Fox is currently the Chairman & CEO of Global View Partners, Inc., a strategic investment, M&A, and consulting company involved in the global wireless industry.  Mr. Fox is also the Chairman of Cenoplex, a company providing innovative services which enable wireless operators to better communicate with their customers, maximize subscriber retention and satisfaction. Previously, Mr. Fox was the Chairman of the Board of the global GSM Association which represents the interests of the worldwide mobile communications industry. Spanning 219 countries, the GSMA unites nearly 800 of the world's mobile operators, as well as more than 200 companies in the broader mobile ecosystem, including handset makers, software companies, equipment providers, Internet companies, and media and entertainment organizations.  The Association's members represent more than 4.5 billion GSM and 3GSM connections and accounts for more than 85 percent of the world's wireless market. Mr. Fox also spent five years as Vice President Strategy and Chief Technology Officer for BellSouth, the predecessor to Cingular Wireless/AT&T.

Donna Moore, 66, Chief Financial Officer, Secretary and Treasurer: From 2010 to present, Ms. Moore has been serving as Chief Financial Officer for Summit Capital USA, Inc. in Tempe, AZ.  In addition, from March 2011 to present, Ms. Moore has also been serving as Chief Financial Officer for Elevate, Inc. in San Clemente, CA.; from May, 2011 to August, 2011, Ms. Moore served as Chief Financial Officer of Oraco Resources in Tempe, AZ; and from September 2010 to January 2011, Ms. Moore served as Chief Financial Officer of Voice Assist, Inc. Between 2008 and 2010, Ms. Moore served as part time Controller for Skye International, Inc. in Scottsdale, AZ. Prior to Skye International, Ms. Moore was the Controller for Monarch Brass & Copper Corp., in Waterbury, CT from 1984 through 2007. Ms. Moore is a business financial professional with over 26 years of hands-on business experience. Ms. Moore has held positions as chief financial officer, controller and secretary treasurer of both public and private corporations. Her experience includes general accounting, financial reporting, systems implantation/management, treasury functions, and cost accounting. Ms. Moore specializes in executing uniform financial controls so as to improve productivity, reduce costs, and maximize profitability. Ms. Moore holds a Bachelor of Science degree in Business Management and an MBA in finance and accounting from Brigham Young University.

Donald Sutherland, 60, Director: From 1988 to 2004 Mr. Sutherland founded, owned and operated Cold Stone Creamery. From 1997 to 2001 Mr. Sutherland served as the Chairman of the Board for Cold Stone Creamery. From 1998 to 2002, Mr. Sutherland was the Chairman of the Board of Cold Stone Leasing. He has been a member of Cold Stone Creamery Restaurants since its inception in 1997 and a member of Cold Stone Creamery Equipment since its organization in 2003. Mr. Sutherland has also been a member of Cold Stone Creamery International since its organization in 2004.  Mr. Sutherland’s business and management experience is essential to the company. He will bring his extensive experience as Chairman of the Board to Voice Assist’s Board of Directors.

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

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion, and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2011, the Company appointed Mr. Donald Sutherland to serve as a Director.

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

Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were current in their filings.

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

Summary Compensation

During the year ended December 31, 2011, Mr. Metcalf received compensation for his role as the Company’s Chief Executive Officer. During the year ended December 31, 2011. Ms. Moore received compensation for her role as Chief Financial Officer. As of December 31, 2011, executives received compensation totaling $3,059,623.

SUMMARY COMPENSATION AND GRANTS

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the last two fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Michael Metcalf,
Chief Executive Officer (1)	2011	$107,871(5)	-0-	-0-	1,138,643	-0-	-0-	-0-	$1,246,514
	2010	$70,000	-0-	-0-	-0-	-0-	-0-	-0-	$70,000

Donna Moore,
Chief Financial Officer (2)	2011	-0-	-0-	$20,500	-0-	-0-	-0-	-0-	$20,500
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Randy Granovetter,
Former President(3)	2011	$126,708	10,000	-0-	1,004,298	-0-	-0-	-0-	$1,141,006
	2010	$29,167	-0-	-0-	-0-	-0-	-0-	-0-	$29,167

Michael Silva,
Former Chief Financial Officer (4)	2011	$104,943	-0-	-0-	514,160	-0-	27,500	-0-	$646,603
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Metcalf was appointed Chief Executive Officer of the Company on October 30, 2010.
(2)	Ms. Moore was appointed Chief Financial Officer of the Company on October 20, 2011.
(3)	Mr. Silva was appointed Chief Financial Officer of the Company on January 1, 2011 and resigned his position on October 17, 2011
(4)	Ms. Granovetter was appointed President of the Company on January 1, 2011 and resigned her position on October 14, 2011.
(5)	Mr. Metcalf has a total of $56,000 accrued but unpaid salary.

Stock Options Granted During the Most Recently Completed Financial Year

OUTSTANDING EQUITY AWARDS
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares of Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of unearned shares, Units or other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or other rights that have not vested
Michael Metcalf, Chief Executive Officer	1,000,000 (1)	0	0	$1.00	6/29/2016	0	0	0	0
	60,550	0	0	$0.01	6/29/2016	0	0	0	0

Donna Moore, Chief Financial Officer	0	0	0	0	0	0	0	0	0

(1)500,000 options vested immediately, the balance vests at a rate of 50,000 each subsequent quarter. As of December 31, 2011, a total of 700,000 have vested. All remain unexercised.

Employment Agreements

The company did not enter into any employment agreements during the fourth quarter of 2011.
Subsequent to December 31, 2011, on March 1, 2012, the Company entered into an Employment Agreement with Mr. Dean Weber wherein he agreed to serve as Chief Technology Officer “CTO”. The term of the agreement began on March 1, 2012 and will end by written notice by either party. The Company agreed to compensate Mr. Weber $15,000 per month payable in Warrants to be issued at $0.50 per share and exercisable for 5 years.  Upon sufficient increase in capital resources, Mr. Weber shall begin to receive $15,000 per month, payable in cash.

Termination of Employment

On May 1, 2011 the Company executed an Employment Agreement, filed as exhibit 10.18 to Form 10Q filed May 16, 2011,  with Michael Metcalf  that could be terminated by either party either without cause, with cause, without good reason or with good reason.  There is no severance payment due upon these terminations.

If employee is terminated without cause or terminates for good reason, either (x) within 90 days before such Liquidity Event or (y) at any time following such Liquidity Event, then Employee shall receive severance compensation consisting of  three (3) years of salary (in the amount of $240,000) paid in accordance with the Company’s then current payroll practices, and continuation of all health and welfare benefits for three (3) years.  The term “Liquidity Event” shall mean the acquisition of the Company, whether by stock purchase, asset purchase, merger or otherwise, the result of which causes the shareholders to receive either cash or publicly-traded equity securities of a company with a market capitalization that would qualify the company for listing on either the New York Stock Exchange or the NASDAQ Stock Market.

There are no other compensatory plans or arrangements, including payments to be received from the Company, with respect to any person other than those named above, that would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company, except with respect to a breach of contract on the part of the Company.

Compensation of Directors

The table below summarizes the total compensation paid to Directors of the Company during as of the year ended December 31, 2011. Any executives of the Company also serving on the Board are represented in the Summary Compensation Table above.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Donald Sutherland	$0.00	$0.00(1)	$0.00	$0.00	$0.00	$0.00	$0.00

Scott Fox (2)	$0.00	$0.00	$316,198(3)(4)	$0.00	$0.00	$0.00	$316,198

(1)	Subsequent to year ended December 31, 2011, Mr. Sutherland was issued 600,000 shares of the Company’s Common Stock as compensation for his services on the Company’s Board of Directors.
(2)	Independent Director
(3)	The 250,000 options granted on June 30, 2011 have an exercise price of $0.01 and expire on June 30, 2016. The options vested immediately. As of December 31, none of the options have been exercised.
(4)
The 225,000 options granted on April 15, 2011, have an exercise price of $1.00 and expire on June 29, 2016. The Options vest monthly at a rate 6,250. As of December 31, 2011, a total of 75,000 Options have vested, and none have been exercised.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 13, 2012 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership for the following table is based on 31,379,973 shares of common stock outstanding.

Security Ownership of Management

Title of Class	Name of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Class(2)
Common	Michael D. Metcalf	14,282,543	(3)(4)	46%
Common	Donna Moore	10,000		0
Common	Donald Sutherland	1,650,000	(5)(6)	5.3
Common	Scott Fox	0		0
Common	Ronald J. Zeffer	1,711,497		5.5
Common	Douglas Maniaci	1,711,497		5.5
	All Beneficial Owners as a Group	19,355,537		63%
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
(3)
Includes: (i) 2,000,000 shares of Series A preferred stock issued to Mr. Metcalf and may be converted on a 1:1 basis into shares of common stock at any time; (ii) 10,250,000 shares of common stock issued to SpeechPhone LLC pursuant to the Agreements of Purchase and Sale of Assets and (iii) 2,032,543 shares of common stock issued to Metcalf Family Trust; Mr. Metcalf has sole voting power over the 2,000,000 shares of common stock he may acquire through the conversion of the Series A preferred stock, and he shares voting and investment power over the 10,250,000 SpeechPhone LLC shares. Mr. Metcalf is a managing member of SpeechPhone LLC and Trustee of the Metcalf Family Trust.

(4)
Although Mr. Metcalf has beneficial control over 14,282,543 shares, which include the 2,000,000 preferred shares, other members of SpeechPhone, LLC have ownership rights of 10,250,000 of the allocated shares.

(5)	Includes 1,400,000 shares issued to Donald W. Sutherland & Susan C. Sutherland Rev Trust, as well as 250,000 issued to Donald Sutherland personally.
(6)	Subsequent to year ended December 2011, in April, 2012, Mr. Sutherland was issued 600,000 common shares.

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)
Common	SpeechPhone, LLC (3)	10,250,000	33%
	All Beneficial Owners as a Group	10,250,000	33%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Parties’ address is in care of the Company at 2 South Pointe Dr., Suite 100, Lake Forest, CA 92630.

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Michael Metcalf is the majority owner in SpeechPhone LLC. Mr. Metcalf shares voting and investment power over the 10,250,000 shares.

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

Related Transactions and Certain Relationships

For the year ended December 31, 2011, the Company was invoiced for accounting consulting fees in the amount of $40,895 by a company whose CFO was also serving as CFO of Voice Assist for part of the period of this report.

 For the year ended December 31, 2011, the Company received $75,000 from a director as a loan payable with no interest rate and payable upon demand.

The Company also incurred an accounts payable with a related party for $23,000 for cash and stock transferred by the related party on behalf of the Company.

During the year ended December 31, 2011, the Company recorded a liability of $2,000,000 for stock to be issued to the CEO of the Company to replace personal shares issued to the former president of the Company.  The shares were issued in April 2012.

The Company’s Chief Executive Officer, Michael Metcalf, is the majority owner in SpeechPhone, LLC. At the time of the Agreement of Purchase and Sale of Assets dated July 22, 2010, the entity was under the common control of Michael Metcalf.  The following graph illustrates his majority ownership.

Entity Name	Owner’s Name(s)	% Owned	% Voting Interest
SpeechPhone, LLC	Michael Metcalf Ronald Zeffer Doug Maniaci Michael Metcalf Manager, Sound Advantage, LLC,	23% 11% 11% 9%	23% 11% 11% 9%

Director Independence

The Board of Directors has made the determination that Mr. Scott Fox is considered an independent director in accordance with the director independence standards of the American Stock Exchange. Michael Metcalf, the Company’s Chief Executive Officer, is not an independent director by virtue of his employment with the Company. Donald Sutherland is not independent as a result of his capacity as a consultant to the Company.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended December 31, 2011, Mantyla McReynolds, LLC billed the Company $79,569 for the audit of the 2010 annual financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

            During the year ended December 31, 2011, Mantyla McReynolds, LLC billed the Company $17,250 for tax compliance, tax advice, and tax planning for fiscal years 2011 and 2010.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Musician’s Exchange		S-1		3(i)(a)	2/29/08
3(ii)(a)	Bylaws of Musician’s Exchange		S-1		3(ii)(a)	2/29/08
10.1	Subscription Agreement		S-1		10.1	2/29/08
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
10.2	Asset Purchase Agreement between Musician’s Exchange, and Speech Phone LLC dated July 22, 2010		8-K			7/29/10
10.3	Asset Purchase Agreement between Musician’s Exchange, and Speech Card LLC dated July 22, 2010		8-K			7/29/10
10.4	Asset Purchase Agreement between Musician’s Exchange, and MDM International LLC dated July 22, 2010		8-K			7/29/10
10.5	Asset Purchase Agreement between Musician’s Exchange, and Voice Assist LLC dated July 22, 2010		8-K			7/29/10
10.8	2011 Stock Incentive Plan	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

By: /S/ Michael Metcalf
       Michael Metcalf, Chief Executive Officer

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Michael Metcalf	Chief Executive Officer and Director	April 16, 2012
Michael Metcalf

/S/ Scott Fox	Independent Director	April 16, 2012
Scott Fox

/S/ Donna Moore	Chief Financial Officer	April 16, 2012
Donna Moore

VOICE ASSIST, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Voice Assist, Inc.

We have audited the accompanying balance sheets of Voice Assist, Inc. as of December 31, 2011 and 2010, and the related statements of operations, cash flows, and stockholders’ equity (deficit), for the years ended December 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voice Assist, Inc. as of December 31, 2011 and 2010, and the results of operations and cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has working capital deficits and has incurred losses from operations and negative operating cash flows during the years ended December 31, 2011 and 2010. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds LLC
Mantyla McReynolds LLC
Salt Lake City, Utah
April 16, 2012

VOICE ASSIST, INC.
BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$5,853	$615,722
Accounts Receivable	80,608	44,739
Deferred Customer Activation Costs	17,033	21,061
Prepaid Expenses	177,612	16,256

Total Current Assets	281,106	697,778

Property & Equipment, Net	187,626	158,610
Software Development, Net	580,322	496,229

Other Assets	40,135	28,643

Total Assets	$1,089,189	$1,381,260

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	534,997	254,636
Accounts Payable - Related Party	2,023,000
Accrued Expenses	209,395	10,000
Deferred Revenue	68,134	84,238
Equipment Loans	-	13,985
Loans Payable	13,200	-
Convertible Loans Payable - Related Parties	75,000	708,603

Total Current Liabilities	2,923,726	1,071,462

Total Liabilities	2,923,726	1,071,462

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 shares issued
and outstanding as of December 31, 2011 and
2010, respectively	2,000	2,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 30,699,223 and 26,600,000 shares issued
and outstanding as of December 31, 2011 and
December 31, 2010, respectively	30,699	26,600
Additional Paid in Capital	21,066,540	12,007,389
Shares to be Issued	-	970,000
Accumulated Deficit	(22,933,776)	(12,696,191)

Total Stockholders' Equity (Deficit)	(1,834,537)	309,798

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,089,189	$1,381,260

See Accompanying Notes to Financial Statements

VOICE ASSIST, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010

OPERATING REVENUES
Total Revenues	$872,010	$1,256,990

OPERATING EXPENSES
Direct Cost of Services	480,019	325,835
Other Costs	9,318	8,986
Total Direct Cost of Services	489,337	334,821

Legal and Professional	1,011,589	219,583
Selling, General and Administrative	9,293,198	1,176,358
Selling, General and Administrative - Related Parties	40,895	287,589

Advertising and Marketing	113,119	109,905
Impairment of Software Development Costs	-	100,619
Depreciation and Amortization	157,651	141,089

Total Operating Expenses	11,105,789	2,369,964

Net Loss from Operations	(10,233,779)	(1,112,974)

OTHER INCOME AND (EXPENSE)
Interest Expense	(2,316)	(194,413)
Other Income (Expense)	(1,490)	10,264

Total Other Income (Expense)	(3,806)	(184,149)

Net Loss before Income Taxes	(10,237,585)	(1,297,123)

Income Tax Provision	-	-

NET LOSS	$(10,237,585)	$(1,297,123)

Weighted Average Shares Outstanding – Basic & Diluted	28,569,735	22,018,347

Loss Per Share – Basic & Diluted	$(0.36)	$(0.06)

See Accompanying Notes to Financial Statements

	VOICE ASSIST, INC.
	STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Common	Additional		Total
	Preferred Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	To Be Issued	Capital	Deficit	Equity (Deficit)

Balance December 31, 2009	2,000,000	$2,000	20,420,159	$20,420	$-	$7,386,420	$(11,399,068)	$(3,990,228)
Issuance of common stock for cash	-	-	79,841	80		9,920		10,000
Recapitalization	-	-	6,100,000	6,100		4,611,049		4,617,149
Common Stock to be Issued for Cash and Services					970,000			970,000
Net Loss	-	-	-	-	-	-	(1,297,123)	(1,297,123)
Balance December 31, 2010	2,000,000	$2,000	26,600,000	$26,600	$970,000	$12,007,389	$(12,696,191)	$309,798
Issuance of common stock for cash	-	-	3,148,000	3,148	(900,000)	3,044,852		2,148,000

Issuance of common stock for services			690,000	690	(70,000)	770,810		701,500

Issuance of common stock for debt conversion			261,223	261		652,796		653,057
Rescission of Common Stock								-

Stock Based Compensation						4,590,693		4,590,693
Net Loss	-	-	-	-	-	-	(10,237,585)	(10,237,585)
Balance December 31, 2011	2,000,000	$2,000	30,699,223	$30,699	$-	$21,066,540	$(22,933,776)	$(1,834,537)

See Accompanying Notes to Financial Statements

VOICE ASSIST, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010

Cash Flows From Operating Activities

Net Loss	$ (10,237,585)	$ (1,297,123)
Adjustments to reconcile from Net Loss to net cash used in operating activities:
Depreciation and amortization	157,651	141,089
Shares Issued for Goods and Services	638,250	70,000
Noncash Compensation – in exchange for payable	2,000,000
Stock-Based Compensation Expense	4,590,693	-
Impairment of Software Development Costs	-	100,619
Changes in operating assets and liabilities
Accounts Receivable	(35,869)	(44,739)
Deferred Customer Activation Costs	4,028	(16,139)
Prepaid Expense	(28,106)	(11,193)
Other Assets	(11,492)	-
Accounts Payable	280,361	193,551
Accounts Payable - Related Party	23,000	(342,966)
Bank Overdraft	-	(19,174)
Accrued Expenses	199,395	10,000
Accrued Income Taxes	-	(4,900)
Accrued Interest Payable	-	130,217
Deferred Customer Activation Fees	(16,104)	61,686

Net cash used in operating activities	(2,435,778)	(1,029,072)

Cash flows from investing activities
Acquisition and development of software assets	(185,405)	(104,102)
Purchase of Equipment	(85,355)	(84,187)

Net cash used in investing activities	(270,760)	(188,289)

Cash flows from financing activities
Proceeds from Convertible Loans Payable, Related Party	104,040	1,239,580
Repayment of Equipment Loans	(13,985)	(21,153)
Repayment of Convertible Loans Payable, Related Party	(84,586)	(295,344)
Repayment of Loans Payable	(12,000)	-
Proceeds from Loans Payable	25,200	-
Proceeds from Issuance of Common Stock	2,078,000	910,000

Net cash provided by financing activities	2,096,669	1,833,083

Net Increase/(Decrease) in Cash	(609,869)	615,722

Cash, Beginning of Year	615,722	-

Cash, End of Year	$ 5,853	$ 615,722

Supplemental Information:
Cash paid for:
Taxes	$ 6,004	$ 4,364
Interest Expense	$ 2,195	$ 37,503

Non Cash Financing and operating activities:
Conversion of loans payable through issuance of common stock	$ 653,057	$ -
Common stock issued for prepaid expense	$ 133,250	$ -

See Accompanying Notes to Financial Statements

VOICE ASSIST, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010
NOTE 1 – THE COMPANY

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Generally, matters subject to estimation and judgment include amounts related to asset impairments, useful lives of fixed assets, capitalization of costs for software developed for internal use and estimated average customer relationship period.  Actual results could differ from those estimates.

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

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, when services have been rendered. The Company recognized revenue from sales of $872,010 and $1,256,990 for the years ending December 31, 2011 and 2010, respectively.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $68,134 and $84,238 at the years ending December 31, 2011 and 2010, respectively.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $17,033 and $21,061 at the years ending December 31, 2011 and 2010, respectively.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the years ending December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011 and 2010, over 50% of the sales revenue was generated from one customer.

Accounts Receivable

The Company generally does not maintain accounts receivable because the monthly fees are automatically deducted from or charged to each customer’s bank or credit card account.  During the year ended December 31, 2011, the Company had four customers for whom invoices were prepared and recorded as accounts receivable.  The accounts receivable totals were $80,608 and $44,739 for the years ending December 31, 2011 and 2010, respectively.  Management has determined that there is no need to establish an allowance for doubtful accounts because there has been no history of non payment.

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company regularly evaluates whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.

During the period ended December 31, 2010, management determined that the SpeechCard project was no longer viable.  Therefore, the software development costs amounting to $100,619 were written off to expense.  As of December 31, 2011, management determined that there were no further software development projects considered to be impaired.

Software Development Costs

The Company has adopted the provisions of the Software Topic of the FASB ASC 350 to account for its internally and externally developed software costs since the Company is dependent on the internal use automated speech recognition software to provide the enhanced services.  Software development costs are capitalized for certain costs incurred during the application development stage and for upgrades and enhancements.  Amortization is computed on an individual project basis using the straight-line method over the estimated economic life of the projected product, generally three to five years.

For the years ended December 31, 2011 and December 31, 2010, net software development costs are $580,322 and $496,229, respectively.  In September 2011, an additional capitalized project was released for use and amortization costs for the released project were expensed during the year ended December 31, 2011. In January 2010, one of the capitalized projects was released for use and another project was abandoned.  Amortization costs for the released project and the costs for the abandoned project were expensed during the year ended December 31, 2010. The accumulated amortization of the capitalized software development costs were $198,519 and $97,207 as of December 31, 2011 and December 31, 2010, respectively.
Advertising and Marketing

Advertising expense included the cost of print advertising, trade show participation, news wires, and maintenance of an internet site. Advertising is expensed when incurred. Advertising expense for the years ended December 31, 2011 and 2010 was $113,119 and $109,905, respectively.

Net Loss Per Common Share

Basic income or loss per common share is based on the weighted-average number of shares outstanding.  Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  At the end of December 31, 2011 and 2010, there were 9,130,489 and -0- potential dilutive shares outstanding that were not included in the calculation as the effect would be anti-dilutive.

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

NOTE 3 – GOING CONCERN

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2011, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern.  We have an accumulated deficit of $22,933,776, a working capital deficit, and negative cash flows from operations.  We have not generated meaningful revenues in the last two fiscal years.  Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing in order to fund our planned operations and ultimately to achieve profitable operations.

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

NOTE 4 – LOANS PAYABLE AND LOANS PAYABLE – RELATED PARTIES

Loans Payable Related Party consist of the following:
	December 31,
	2011	2010
Unsecured loan made in favor of an officer, 10% interest rate, with
with conversion option for shares at market value at conversion	$-	$55,546

Convertible debt with related party (company in which CFO was also serving as CFO for Voice Assist for part of the report period) no interest rate, conversion at market value on date of conversion,
due on demand	-	653,037

Convertible debt with related party (director), no interest rate,
conversion at market value on date of conversion, due on demand	75,000	-

Equipment loans with various maturity dates,
monthly payment estimated at $1,989	-	13,985

TOTAL LOANS PAYABLE	$75,000	$722,568

NOTE 5 – PROPERTY PLANT AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives that range from 5 to 7 years.  Property and equipment consist of the following:

	December 31,
	2011	2010

Network Infrastructure	$1,156,120	$1,078,160
Software	344,514	343,210
Machinery & Equipment	68,453	62,361
Furniture & Fixtures	34,936	34,937
Less: Accumulated Depreciation	(1,416,397)	(1,360,058)

Net Property and Equipment	$187,626	$158,610

Depreciation expense of $56,339 and $43,882 was recorded for the years ended December 31, 2011 and December 31, 2010, respectively.

NOTE 6 – LEASE COMMITMENT

The Company leases commercial office space.  The office space comprises approximately 4,200 square feet located at 2 South Pointe Drive, Suite 100, Lake Forest, CA  92630.  The lease was signed on June 17, 2011 and is for twenty-four (24) months with a monthly cost of $8,744.  The rental expense was $108,412 and $105,829 for the years ended December 31, 2011 and 2010, respectively.  The future rental expense for the commercial office space lease is $104,928 and $52,464 for years 2012 and 2013, respectively.

NOTE 7 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended both December 31, 2011 and December 31, 2011 since the company incurred net operating losses which have a full valuation allowance through December 31, 2011.  The provision for income taxes consists of the following for the years ended December 31, 2011 and 2010:

	2011	2010

Current Taxes	$-	$-
Deferred Tax Benefit
Federal	(1,317,189)	(326,850)
State	(223,376)	-
Benefits of Operating Loss Carryforwards	1,540,565	326,850

Income Tax Provision	$-	$-

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded.  The valuation allowance increased by $2,081,293 from $435,833 to $2,517,176 for the year ended December 31, 2011.

           The Company's federal and state net operating loss carry forwards of approximately $5,012,792 and $4,797,566, respectively expire in various years beginning in 2028 and carrying forward through 2031.

	Federal Amount	State Amount	Expires

	$3,874,084	$3,828,604	2031
	1,056,281	968,962	2030
	50,437		2029
	31,990		2028

Total	$5,012,792	$4,797,566

The tax effects of the temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2011 and 2010 and summarized below:

	2011	2010
Deferred Tax Assets
Current Deferred Tax Assets
Stock Compensation	$557,682	$-
Noncurrent Deferred Tax Assets
Net Operating Losses	1,984,258	443,695
Software Development	29,042	29,042
Total Deferred Tax Assets	2,570,982	968,962
Less: Valuation Allowance	(2,517,176)	(435,883)
Net Deferred Tax Assets	53,806	36,854
Deferred Tax Liabilities
Fixed Assets	(53,806)	(36,854)
Total Deferred Tax Liabilities	(53,806)	(36,854)

Net Deferred Taxes	$-	$-

The effective tax rate for continuing operations differs from the federal statutory rate of 34% as follows:

	2011	2010

Expected Income Tax (Benefit) based on Statutory Rate	$ (3,480,779)	$ (441,022)
Effects of:
State Taxes, net of Federal Benefit	(597,574)	-
Loss attributable to pass-through entities	-	33,164
Nondeductible Expenses	1,997,060	-
Change in Valuation Allowance	2,081,293	407,034
Other, net	-	824

Income Tax Provision	$ -	$ -

           The Company has evaluated for uncertain tax positions and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement or statement of cash flows.

The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2011 and 2010, nor were any interest or penalties accrued as of December 31, 2011.  The Company records penalties and interest for income tax as Other Income (Expense).

The Company has filed income tax returns in the U.S and California.  The years ended December 31, 2011, 2010, and 2009 are open for examination.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the year ended December 31, 2011, the Company was invoiced for accounting consulting fees in the amount of $40,895 by a company whose CFO was also serving as CFO of Voice Assist for part of the period of this report.  The Company also incurred an accounts payable with the same related party for $23,000 of services on behalf of the Company. For the year ended December 31, 2011, the Company received $75,000 from a director as a convertible loan payable with no interest rate and payable upon demand. As noted in As the Company also recorded a liability of $2,000,000 for stock subsequently issued to the CEO of the Company to replace personal shares issued to the former president of the Company.

For the year ended December 31, 2010, the Company was invoiced for management fees in the amount of $211,810 by an LLC owned entirely by the CEO of the Company and was also invoiced for accounting consulting fees in the amount of $24,465 by a company whose CFO was also serving as CFO of Voice Assist during 2010.  As indicated in Note 4 above, there were loans payable with an LLC owned entirely by the CEO of the Company and the company whose CFO was also serving as CFO of Voice Assist during 2010.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2011 Stock Incentive Plan (“the Plan”) that was adopted in June 2011.  As of December 31, 2011, 7,512,350 options have been granted under the Plan, 3,429,861 options have been cancelled, and 4,082,489 options were outstanding.

The purposes of the Plan are (a) to enhance the Company’s ability to attract and retain the services of qualified employees, officers, directors, contractors and other service providers upon whose judgment, initiative and efforts the successful conduct and development of the Company’s business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of the Company by providing them an opportunity to participate in the ownership of the Company and thereby have an interest in the success and increased value of the Company.

NOTE 10 – PREFERRED AND COMMON STOCK

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

As of the year ended December 31, 2011, there have been no other issuances of preferred stock.

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

During the year ended December 31, 2011, the Company issued the following shares of $0.001 par value common stock:

•
450,000 shares for cash totaling $900,000 received in December 2010. These shares were sold as Units at $2.00 per Unit which consisted of 1 restricted common share and one 2 year warrant exercisable at $4.00 and callable at $5.00

•	35,000 shares in exchange for services received valued at $70,000 committed to in December 2010
•
550,000 shares for cash totaling $1,100,000 received during the year ended December 31, 2011. These shares were sold as Units at $2.00 per Unit which consisted of 1 restricted common share and one 2 year warrant exercisable at $4.00 callable at $5.00

•
948,000 shares for cash totaling $948,000 received during the year ended December 31, 2011.  These shares were sold as Units at $1.00 per Unit which consisted of 1 restricted common share and one callable common stock warrant priced at $1.50 for up to five years.

•
200,000 shares for cash totaling $100,000 received during the year ended December 31, 2011.  These shares were sold as Units at $1.00 per Unit which consisted of 2 restricted common shares and one callable common stock warrant exercisable at $1.00 for up to three years.

•	85,000 shares in exchange for services with two investor relations firms valued at $152,500
•	20,000 shares in exchange for severance with an executive of the Company valued at $30,000
•	100,000 shares in exchange for commission contract termination valued at $150,000
•	261,223 shares for debt conversion of debt totaling $653,057 with related party
•	250,000 shares in exchange for services with a related party valued at $205,000
•	200,000 shares in exchange for services with a research firm valued at $164,000

In May 2011, the Chief Executive Officer of the Company transferred 1,000,000 shares to the former President of the Company valued at $2,000,000 which the Company recorded as stock-based compensation expense. The shares were valued as of December 2010 pursuant to an agreement between the two parties. Due to vesting requirements that were established initially and subsequently removed in May 2011, the Company recognized the majority of the expense in May 2011.

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

In accordance with the Rescission Agreement on August 15, 2011 the Company issued to seven accredited investors a total of two million units consisting of one share of restricted common stock and one callable warrant to purchase one share of restricted common stock exercisable at $1.50 per share, callable if the market price of the Company’s common stock closes at $3.00 per share for ten consecutive days.  The warrants are exercisable for five years. The investors purchased the two million units for a total purchase price of $2,000,000 all of which was paid in cash.

NOTE 11 – WARRANTS AND OPTIONS

On January 25, 2011, the Company granted a total of 2,500,000 options from the 2010 Stock Incentive Plan to three employees as part of their employment agreements. On June 29, 2011 all the options granted under the 2010 Stock Incentive Plan were cancelled. On June 30, 2011 the Company issued the holders of the cancelled options the same number of options with the same vesting and exercise schedule under the 2011 Stock Incentive Plan.  The options were valued using the Black Scholes model.  The assumptions used an expected term based on the simplified method ranging from three to six and a half years and a discount rate of 1.0% - 2.5%.  The Company did not have enough historical trading activity and used peer companies’ volatility of 68% - 75%.

The first employee received 1,000,000 options of which 500,000 vested immediately and the remaining 500,000 vest at a rate of 50,000 per quarter over the next two and a half years.  The options have an exercise price of $1.95 and can be exercised for a period of five years.  As of December 31, 2011, 700,000 options were fully vested and the Company recorded compensation expense totaling $1,096,810.

The second employee received 1,000,000 options of which 500,000 vested immediately and the remaining 500,000 vest at a rate of 50,000 per quarter over the next two and a half years.  The options have an exercise price of $1.95 and can be exercised for a period of ten years.  On October 15, 2011, this employee ceased employment with the Company and none of her vested options were exercised. As of December 31, 2011, 608,333 options were fully vested and the Company recorded compensation expense totaling $1,157,264.

The third employee received 500,000 options of which vest at a rate of 45,455 per quarter over the next three years.  The options have an exercise price of $1.95 and can be exercised for a period of five years.  As of December 31, 2011, 26,663 options were vested and the Company recorded compensation expense totaling $53,548.  On April 19, 2011, this employee ceased employment with the Company and none of his vested options were exercised and all were returned to the stock incentive plan pool.

On April 13, 2011, pursuant to the employment agreement effective January 1, 2011, the Company granted Michael Silva, former CFO, 2,000,000 options to buy shares of common stock under the Company’s 2010 Stock Option Plan.  750,000 options were to vest monthly over 36 months and 1,250,000 were to vest upon reaching mutually agreed upon milestones.  Mr. Silva ceased employment with the Company as of October 17, 2011.  As of the year ended December 31, 2011, 197,917 options were vested and the Company recorded compensation expense of $322,800.

On June 30, 2011, Mr. Silva received an additional grant of 150,000 stock options as part of his employment contract modification.  The options vested immediately and were exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options is $208,350 and the Company recorded compensation expense.

On April 13, 2011, pursuant to the employment agreements effective January 1, 2011, the Company granted to the following executives, Andrew Fox, Vic Boyd, Tracy Roberts, and Lisa Porter 500,000 options each to buy shares of common stock under the Company’s 2010 Stock Option Plan.  These options are to vest monthly over 36 months.  Subject to Board Approval, management has recommended that each executive receive monthly stock grants to compensate for employment contract modification and for reduced salary.  Such grants will be considered based upon amount of salary reduction and as salary adjusts upward based upon Company revenues, the grants will be reduced accordingly. Ms. Porter ceased employment with the Company effective September 15, 2011 and Mr. Fox ceased employment with the Company effective October 31, 2011.  At the year ending December 31, 2011, 597,223 options were vested and the Company recorded compensation expense of $839,291.

On June 30, 2011, Mr. Fox, Mr. Boyd, Ms. Roberts, Ms. Porter each received an additional grant of 25,000 stock options as part of their employment contract modification.  The options vest immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options are $139,020 and the Company recorded compensation expense.

On April 13, 2011, the Company granted to Scott Fox pursuant to the Independent Director Stock Option Agreement 225,000 options to buy shares of common stock under the Company’s 2010 Stock Option Plan.  The options have an exercise price of $1.00 and vest monthly over 36 months. At the year ending December 31, 2011, 75,000 options were vested and the Company recorded director’s expense of $105,399.

On June 30, 2011, Mr. Fox received an additional grant of 250,000 stock options as part of his role as a director of the Company.  The options vest immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options are $347,550 and the Company recorded compensation expense.

            On June 30, 2011, Mr. Metcalf, Ms. Granovetter, and Mr. Boyd each received an additional grant of 60,000, 40,000 and 37,000 stock options, respectively, in exchange for accrued salaries and wages.  The options vest immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options are $190,457 and the Company recorded compensation expense.

            On June 30, 2011, nine individuals consisting of executives and employees received a total of 70,000 stock options in exchange for agreeing to a reduction in salaries and wages.  The options vest immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options are $97,314 and the Company recorded compensation expense.

On June 29, 2011, all the options granted under the 2010 Stock Incentive Plan were cancelled. On June 30, 2011 the Company issued the holders of the cancelled options the same number of options with the same vesting under the 2011 Stock Incentive Plan. A total of seven officers and executive and one director were affected by the cancelled options from the 2010 Stock Incentive Plan to the 2011 Stock Incentive Plan.  It was accounted for as a modification of the stock option and the exercise price of the options were reduced to $1.  The total incremental cost for the modified stock option award totaled $1,897,447 which will get amortized over the remaining vesting period of the stock options.

On September 30, 2011, the Board of Directors granted an executive, seven employees and three independent contractors options to purchase 80,350 shares of Common Stock of the Company under the 2011 Stock Incentive Plan.  The options vested immediately and are exercisable over a period of five years with an exercise price of $0.01.  The fair value of the stock options are $32,711 and the Company recorded compensation expense.

The stock option expense recorded for all stock options issued was $4,590,693 for the year ended December 31, 2011.  There was no stock option expense recorded in the year ended December 31, 2010.

    At December 31, 2011, there was $1,795,261 of total unrecognized compensation cost related to non-vested share-based compensation arrangments granted.

The following is a summary of the status of all of the Company’s stock options as of December 31, 2011 and changes during the year ended on that date:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Grant-date Fair Value
Outstanding at January 1, 2011	-	$ 0.00	$ 0.00
Granted	7,512,350	$ 0.90	$ 0.91
Exercised	-	$ 0.00	-
Cancelled	(3,429,861)	$ 1.00	-
Outstanding at December 31, 2011	4,082,489	$ 0.83	$ 0.92
Options exercisable at December 31, 2011	2,965,823	$ 0.29	$ 0.95

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	STOCK OPTIONS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number of Options Exercisable	Intrinsic Value
$ 0.01	787,350	4.50	$ 0.01	787,350	$307,067
$ 1.00	6,225,000	1.86	$ 1.00	2,178,473	$0.00

As noted above, warrants were issued as part of Units sold to investors for cash. Thus, there is no compensation expense. The following is a summary of the status of all of the Company’s non-compensation warrants as of December 31, 2011 and changes during the year ended on that date:

	Number of Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2011	-	$0.00
Warrants	4,048,000	$1.86
Exercised	-	$0.00
Rescinded	(1,000,000)	$4.00
Outstanding at December 31, 2011	3,048,000	$1.16

NOTE 12 – SUBSEQUENT EVENTS

On January 12, 2012, a former executive officer exercised options granted on June 30, 2011 for 150,000 shares of common stock.

On January 12, 2012, an independent contractor exercised options granted on June 30, 2011 for 3,500 shares of common stock.

On January 25, 2012, the Company received $75,000 from a related party as loan payable at no interest rate due upon demand.

On February 1, 2012, the Company entered into an agreement with a consulting firm for software development services.  The compensation is based on monthly services rendered and can be terminated with 30 days notice.

On February 27, 2012, the Company entered into a letter of agreement for legal services.  The agreement sets forth the issuance of 50,000 shares of common stock as an upfront fee.  Remaining compensation is based on services rendered.

On February 29, 2012, a former officer exercised options granted on June 30, 2011 and September 30, 2011 for 45,250 shares of common stock.

On March 2, 2012, the Company entered into an annual agreement with a financial advisor.  The compensation is the issuance of 300,000 shares of common stock with 75,000 shares to be issued each quarter for the duration of the contract.

On March 6, 2012, the Board of Directors of the Company approved the following resolutions:

•	Issue 195,000 shares to Michael Metcalf as compensation in connection with his service as CEO

•	Issue 500,000 shares to Stoecklein Law Group as payment for unpaid accounts payable
•	Issue 600,000 shares to Donald Sutherland, a director, for services as a member of the board
•
Issue 1,000,000 shares to Michael Metcalf as reimbursement for his having transferred 1,000,000 shares of common stock, personally owned by him, to a former executive officer of the Company. See Note 10.

On March 14, 2012, the Company received $15,000 as a loan payable from a related
Party with no interest rate due upon demand.

On March 22, 2012, the Board of Directors of the Company approved a resolution to issue 100,000 shares to a related party as payment of an accounts payable amounting to $23,000.

During  February and March 2012, the Company received $80,000 from an accredited investor for purchase of 533,333 units consisting of one share of common stock at $.15 per share and one callable warrant to purchase one share of common stock at $.50 per share for a period of up to three years.