Form 10-Q/A
period 2011-03-31
Voice Assist, Inc.
filed 2012-05-09
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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
401 West A Street , Suite 1150
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

*EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION- The Registrant is filing this Form 10-Q/A  amending the Form 10-Q for the period ended March 31, 2011 originally filed on May 16, 2011 to amend and restate financial statements and other financial information.

The restated unaudited quarterly financial statements in this Form 10-Q/A account for the non recording of the valuation of personal shares transferred from the Chief Executive Officer of the Company to a former executive officer for services rendered to the Company. The adjustment results in an increase in the total net loss for the period and has no effect on the Company’s historical or future revenues, cash or total assets.

This Form 10Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of Form 10-Q for the period ended March 31, 2011 originally filed on May 16, 2011.

The following items have been amended as a result of the restatement described above:

•	Part I- Item 1- Financial Statements
•	Item 1- Notes to Financial Statements
•	Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

No changes were made to the other disclosures in this Form 10-Q/A for the period ended March 31, 2011.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.
VOICE ASSIST, INC.
CONDENSED BALANCE SHEETS

	Restated
	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$25,170	$615,722
Accounts Receivable	49,753	44,739
Deferred Customer Activation Costs	16,965	21,061
Prepaid Expenses	21,972	16,256

Total Current Assets	113,860	697,778

Property & Equipment, Net	172,055	158,610
Software Development, Net	525,220	496,229

OTHER ASSETS
Other Assets	30,743	28,643

Total Other Assets	30,743	28,643

Total Assets	$841,878	$1,381,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DECIFIT)

CURRENT LIABILITIES
Accounts Payable	307,657	254,637
Accounts Payable - Related Party	222,222	-
Accrued Expenses	50,492	10,000
Deferred Revenue	67,851	84,238
Current Portion - L/T Loans Payable	12,784	13,984
Loans Payable - Related Parties	629,629	708,603

Total Current Liabilities	1,290,635	1,071,462

NON CURRENT LIABILITIES
L/T Portion Loans Payable	-	-

Total Liabilities	1,290,635	1,071,462

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 2,000,000 and 2,000,000 shares issued
and outstanding as of March 31, 2011 and
December 31, 2010, respectively	2,000	2,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 27,370,000 and 26,600,000 shares issued
and outstanding as of March 31, 2011 and
December 31, 2010, respectively	27,370	26,600
Additional Paid in Capital	15,220,918	12,007,389
Shares to be Issued	127,917	970,000
Retained Earnings	(15,826,962)	(12,696,191)

Total Stockholders' Equity (Deficit)	(448,757)	309,798

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$841,878	$1,381,260

The accompanying notes are an integral part of these financial statements.

VOICE ASSIST, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Restated
	Three Months Ended March 31,
	2011	2010

OPERATING REVENUES
Total Revenues	235,049	375,207

OPERATING EXPENSES
Direct Cost of Services	111,072	82,598
Other Costs	2,468	5,826
Total Direct Cost of Services	113,540	88,424

Legal and Professional	254,538	750
Selling, General and Administrative	2,921,729	148,161
Selling, General and Administrative - Related Parties	-	78,337
Advertising and Marketing	38,060	36,434
Depreciation and Amortization	37,070	9,547

Total Operating Expenses	3,364,937	361,653

Net (Loss) from Operations	(3,129,888)	13,554

OTHER INCOME AND (EXPENSE)
Interest Expense	(551)	(107,885)
Other Income (Expense)	0	9,567

Total Other Income (Expense)	(551)	(98,318)

Net (Loss) before Income Taxes	(3,130,439)	(84,764)

Income Tax Expense	(332)	(800)

NET (LOSS)	$(3,130,771)	$(85,564)

Weighted Average Shares	27,247,096	20,460,080

Earnings Per Share	$(0.11)	$(0.00)

The accompanying notes are an integral part of these financial statements.

VOICE ASSIST, INC.
COMBINED STATEMENTS OF CASH FLOWS
(unaudited)

	Restated
	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010

Operating Activities

Net (Loss)	$(3,130,771)	$(85,564)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,070	9,547
Shares Issued for Services	147,917	-
Stock Option Amortization	1,674,299
Changes in operating assets and liabilities
Accounts Receivable	(5,014)	-
Deferred Customer Activation Costs	4,096	750
Prepaid Expense	(5,716)	(11,937)
Other Assets	-	-
Accounts Payable	53,020	(45,669)
Accounts Payable, Related Party	222,222	85,602
Bank Overdraft	0	608
Accrued Expenses	40,492	(35,088)
Accrued Interest Payable	-	91,026
Deferred Customer Activation Fees	(16,388)	(6,860)

Net cash provided by (used in) operating activities	(978,773)	2,415

Cash flows from investing activities
Acquisition and development of software assets	(53,292)	(0)
Purchase of Equipment	(26,214)	(7,499)

Net cash provided by (used in) investing activities	(79,506)	(7,499)

Cash flows from financing activities
Proceeds from Loans Payable, Related Party	5,612	16,227
Proceeds from Loans Payable	12,000	-
Repayment of Loans Payable	(13,200)	(7,352)
Repayment of Loans Payable, Related Party	(86,685)	(13,500)
Proceeds from issuance of common stock	550,000	10,000

Net cash provided by (used in) financing activities	467,727	5,375

Net Increase/(Decrease) in Cash	(590,552)	291

Cash, Beginning of Year	615,722	-

Cash, End of Year	$25,170	$291

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

Non Cash Financing Activities:
Equipment Purchased under Capital Leases	$-	$-

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

Software Development Costs

The Company has adopted the provisions of the Software Topic of the FASB ASC Topic 350 to account for internally and externally developed software costs since the Company is dependent on the internal use Automated Speech Recognition software to provide the enhanced services.  The capitalization of software development costs begins when a product’s technological feasibility has been established and ends when the product is available for use. Software development costs include direct costs incurred subsequent to establishment of technological feasibility for significant product enhancements.  Amortization is computed on an individual project basis using the straight-line method over the estimated economic life of the projected product, generally three to five years.

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

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $3,130,771 and cash used by operations of $978,773 for the three months ended March 31, 2011, and had a working capital deficit of $1,176,774 and stockholders’ deficit of $448,757 as of March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Voice Assist, Inc.
(formerly Musician’s Exchange, Inc.)
Notes To Condensed Financial Statements
(Unaudited)

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTIES – RESTATED

During the year end audit for the period ended December 31, 2011,  the Company determined that a liability needed to be recorded for the transfer of 1,000,000 personal shares valued at $2,000,000 from the CEO to a former executive officer of the Company for services that had been rendered.  The Company recorded the liability because it was considering whether or not to reimburse these shares to the CEO.  The shares were transferred at the beginning of 2011 and vested over a three year period with one month immediately.  This required that a payable and an expense for $222,222 be recorded in the quarter ended March 31, 2011.  The financial statements have been restated to reflect this transaction.

NOTE 4 – LOANS PAYABLE – RELATED PARTIES

The Company received advances from shareholder totaling $5,612 during the period ended March 31, 2011. These advances are due upon demand, unsecured, and carry 0% interest.  During the period ended March 31, 2011, the Company paid $86,685 to related entity controlled by shareholder.

NOTE 5 – STOCKHOLDERS’ EQUITY

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
•
As commission for funds raised on behalf of the Company at 3.5%. Included in the $550,000 cash received during the period ended March 31, 2011, funds raised under the contract for commissions totaling $250,000 were raised resulting in a commission of $8,750.

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

NOTE 7 - SUBSEQUENT EVENTS

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

Options Granted

Subsequent to quarter end March 31, 2011, on April 13, 2011, pursuant to the employment agreement effective January 1, 2011, the Company granted to Michael Silva two million (2,000,000) options to buy shares of common stock at fair market value under the Company’s 2010 Stock Option Plan. Seven hundred fifty thousand (750,000) options are to vest monthly over 36 months and one million two hundred fifty thousand (1,250,000) are to vest upon reaching mutually agreed upon milestones.  Mr. Silva will also receive an Option Grant to purchase 150,000 shares of common stock at $0.01 as consideration for the restructuring of his employment agreement.

Subsequent to quarter end March 31, 2011, on April 13, 2011, pursuant to the employment agreements effective January 1, 2011 the Company granted to Mr. Andrew Fox, Mr. Vic Boyd, Ms. Tracy Roberts, and Ms. Lisa Porter five hundred thousand (500,000) options each to buy shares of common stock at Fair Market Value under the company’s 2010 Stock Option Plan, vesting monthly over 36 months.  Each executive listed will also receive an Option Grant to purchase 25,000 shares of common stock at $0.01 as consideration for the restructuring of his/her employment agreement.  Subject to Board Approval, management has recommended that each executive receive monthly stock grants to compensate for reduced salary.  Such grants will be considered based upon amount of salary reduction and as salary adjusts upward based upon company revenues grants will be reduced accordingly.

Subsequent to quarter end March 31, 2011, on April 13, 2011, the Company granted to Scott Fox pursuant to the Independent Director Stock Option Agreement two hundred twenty five thousand (225,000) options to buy shares of common stock at fair market value under the Company’s 2010 Stock Option Plan, vesting monthly over 36 months.

NOTE 8 – RESTATEMENT FOOTNOTE

On or about March 22, 2012, the Board of Directors of the Company concluded that the Company’s financial statements for the three months ended March 31, 2011, should no longer be relied upon because of an error in such financial statements.  These financial statements did not disclose the issuance of personal shares from the CEO of the Company to a former executive officer for services rendered to the Company.

Voice Assist, Inc.
(formerly Musician’s Exchange, Inc.)
Notes To Condensed Financial Statements
(Unaudited)

Due to an administrative oversight, the value of the shares was not reflected in the Company’s unaudited financial statements for the three month period ended March 31, 2011.  The exclusion of this transaction resulted in an understatement of General and Administrative expenses of $222,222 and an understatement of Accounts Payable-Related Parties of $222,222.
 $222,222.

	As Previously
	Reported	Adjustments	As Restated

Balance Sheet Line Items Affected
Accounts Payable - Related Parties	$-	$222,222	$222,222
Total Current Liabilities	1,068,413	222,222	1,290,635
Total Liabilities	1,068,413	222,222	1,290,635
Accumulated Deficit	(15,604,740)	(222,222)	(15,826,962)
Total Stockholders Deficit	$(226,535)	$(222,222)	$(448,757)

Statement of Operations Line Items Affected
General and Administrative Expense	$2,699,507	$222,222	$2,921,729
Total Operating Expenses	3,142,715	222,222	3,364,937
Net Income (Loss) from Operations	(2,907,666)	(222,222)	(3,129,888)
Net Income (Loss) before Income Tax	(2,908,217)	(222,222)	(3,130,439)
Net (Loss)	$(2,908,549)	$(222,222)	$(3,130,771)

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

VOICE ASSIST, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Restated	As Filed
	Three Months Ended March 31,	Three Months Ended March 31,		Restated Increase (Decrease)
	2011	2011	2010	$	%

OPERATING REVENUES
Total Revenues	235,049	235,049	375,207	(140,158)	-37%

OPERATING EXPENSES
Direct Cost of Services	111,072	111,072	82,598	28,474	34%
Other Costs	2,468	2,468	5,826	(3,358)	-58%
Total Direct Cost of Services	113,540	113,540	88,424	25,116	28%

Legal and Professional	254,538	254,538	750	253,788	33838%
Selling, General and Administrative	2,699,507	2,699,507	148,161	2,551,346	1722%
Selling, General and Administrative - Related Parties	222,222	-	78,337	143,885	184%
Advertising and Marketing	38,060	38,060	36,434	1,626	4%
Depreciation and Amortization	37,070	37,070	9,547	27,523	288%

Total Operating Expenses	3,364,937	3,142,715	361,653	2,978,168	823%

Net (Loss) from Operations	(3,129,888)	(2,907,666)	13,554	(3,143,442)	-23192%

OTHER INCOME AND (EXPENSE)
Interest Expense	(551)	(551)	(107,885)	107,334	-99%
Other Income (Expense)	0	0	9,567	(9,567)	-100%

Total Other Income (Expense)	(551)	(551)	(98,318)	97,767	-99%

Net (Loss) before Income Taxes	(3,130,439)	(2,908,217)	(84,764)	(3,045,675)	-3593%

Income Tax Expense	(332)	(332)	(800)	468	-59%

NET (LOSS)	$ (3,130,771)	$ (2,908,549)	$ (85,564)	$ (3,045,207)	-3559%

Weighted Average Shares	27,247,096	27,247,096	20,460,080

Earnings Per Share	$ (0.11)	$ (0.11)	$ (0.00)

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

Selling, General and Administrative – Related Parties Revised. Our selling, general and administrative – related parties’ expenses increased $143,885, or 184%, to $222,222 in the quarter ended March 31, 2011 from $78,337 in the same period in 2010. The increase was the result of recording the vested value of the transfer of personal shares of the CEO to a former executive officer of the Company for services rendered to the Company.

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

Net (Loss) from Operations. We had $3,129,888 in net loss from operations in the quarter ended March 31, 2011, as compared to net profit from operations of $13,554 during the same period in 2010.  The increased loss was the result of non-cash stock option compensation expense, increased expenses related to public reporting and compliance, the increase in professional staffing and the recording of vested value of personal shares transferred by the CEO to a former executive officer of the Company.

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

Net Loss. In the quarter ended March 31, 2011, we generated a net loss of $3,130,771, an increase of $3,045,207, or 559%, from $85,564 in the same period in 2010. This increase was primarily attributable to non-cash stock option compensation expense, increased expenses related to public reporting and compliance, the increase in professional staffing and the recording of vested value of personal shares transferred by the CEO to a former executive officer.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2011 compared to December 31, 2010.

	Restated	As Filed		Restated
	March 31,	March 31,	December 31,	Increase/(Decrease)
	2011	2011	2010	$	%

Current Assets	$ 113,860	$ 113,860	$ 697,778	$ (583,918)	-84%

Current Liabilities	1,290,635	1,068,413	1,071,462	219,173	20%

Working Capital (deficit)	$(1,176,775)	$(954,553)	$ (373,684)	$ 803,091	215%

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

During the three months ended March 31, 2011, the current liabilities increased by $219,173 when compared to December 31, 2010 current liabilities of $1,071,462.  Approximately $99,936 of the balance in accounts payable at the quarter ended March 31, 2011 is for attorneys, software developers and consultants fees.

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

Item 3.               Defaults Upon Senior Securities.

None.

Item 5.               Other Information.

None.

Item 6.               Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Musician’s Exchange		S-1		3(i)(a)	2/29/08
3(ii)(a)	Bylaws of Musician’s Exchange		S-1		3(ii)(a)	2/29/08
10.1	Subscription Agreement		S-1		10.1	2/29/08
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification if CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X
10.2	Asset Purchase Agreement between Musician’s Exchange, and Speech Phone LLC dated July 22, 2010		8-K			7/29/10
10.3	Asset Purchase Agreement between Musician’s Exchange, and Speech Card LLC dated July 22, 2010		8-K			7/29/10
10.4	Asset Purchase Agreement between Musician’s Exchange, and MDM International LLC dated July 22, 2010		8-K			7/29/10
10.5	Asset Purchase Agreement between Musician’s Exchange, and Voice Assist LLC dated July 22, 2010		8-K			7/29/10
10.6	Employment Agreement of Randy Granovetter – Dated December 1, 2010		8-K			12/2/10
10.7	Employment Agreement of Michael Metcalf – Dated September 30, 2010		8-K			10/12/10
10.8	Employment Agreement of Vic Boyd- Dated January 1, 2011	X
10.9	Employment Agreement of Tracy Roberts-Dated January 1, 2011	X
10.10	Employment Agreement of Robb Cason- Dated January 1, 2011	X
10.11	Employment Agreement of Andrew Fox- Dated January 1, 2011	X
10.12	Employment Agreement of Lisa Porter- Dated January 1, 2011	X
10.13	Revised Employment Agreement of Lisa Porter Dated May 1, 2011	X
10.14	Revised Employment Agreement of Vic Boyd Dated May 1, 2011	X
10.15	Revised Employment Agreement of Tracy Roberts Dated May 1, 2011	X
10.16	Revised Employment Agreement of Michael Silva Dated May 1, 2011	X
10.17	Revised Employment Agreement of Andrew Fox Dated May 1, 2011	X
10.18	Revised Employment Agreement of Michael Metcalf	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

By:
       Michael Metcalf, Chief Executive Officer

Date:  May __, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Michael Metcalf	Chief Executive Officer and Director	May 2, 2012
Michael Metcalf

/S/ Donna Moore	Chief Financial Officer	May 2, 2012
Donna Moore