Form 10-Q/A
period 2011-06-30
Voice Assist, Inc.
filed 2012-05-09
CIK 1428469

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
401 West A Street, Suite 1150
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

*EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION- The Registrant is filing this Form 10-Q/A  amending the Form 10-Q for the period ended June 30, 2011 originally filed on August 15, 2011 to amend and restate financial statements and other financial information.

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

This Form 10Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of Form 10-Q for the period ended June 30, 2011 originally filed on August 15, 2011.

The following items have been amended as a result of the restatement described above:

•	Part I- Item 1- Financial Statements
•	Item 1- Notes to Financial Statements
•	Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

No changes were made to the other disclosures in this Form 10-Q/A for the period ended June 30, 2011

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC. CONDENSED BALANCE SHEETS
(2011 Unaudited, 2010 Audited)

	Restated 01/01/2011 to 06/30/2011	01/01/2010 to 12/31/2010

ASSETS

CURRENT ASSETS
Cash	$292,774	$615,722
Accounts Receivable	112,231	44,739
Deferred Customer Activation Costs	15,890	21,061
Prepaid Expenses	14,648	16,256

Total Current Assets	435,543	697,778

Property & Equipment, Net	216,746	158,610
Software Development, Net	565,682	496,229

OTHER ASSETS
Other Assets	40,135	28,643

Total Other Assets	40,135	28,643

Total Assets	$1,258,106	$1,381,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	299,796	254,637
Accounts Payable - Related Parties	2,000,000	-
Accrued Expenses	107,496	10,000
Deferred Revenue	63,553	84,238
Current Portion - L/T Loans Payable	6,000	13,984
Loans Payable - Related Parties	-	708,603

Total Current Liabilities	2,476,845	1,071,462

NON CURRENT LIABILITIES
L/T Portion Loans Payable	-	-

Total Liabilities	2,476,845	1,071,462

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	2,000	2,000
Common stock	28,061	26,600
Additional Paid in Capital	18,689,121	12,007,389
Shares to be Issued	695,500	970,000
Retained Earnings	(20,633,421)	(12,696,191)

Total Stockholders' Equity (Deficit)	(1,218,739)	309,798

TOTAL LIABILITIES AND STOCK HOLDERS' EQUITY (DEFICIT)	$1,258,106	$1,381,260

(1) $.001 par value, 10,000,000 shares authorized, 2,000,000 issued and outstanding
(2) $.001 par value, 10,000,000 shares authorized, 2,000,000 issued and outstanding
(3) $.001 par value, 100,000,000 shares authorized, 28,061,223 issued and outstanding
(4) $.001 par value, 100,000,000 shares authorized, 26,600,000 issued and outstanding

The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC. CONDENSED STATEMENTS OF OPERATIONS
(2011 Unaudited, 2010 Audited)

	Restated 04/01/2011 to 06/30/2011	04/01/2010 to 06/30/2010	Restated 01/01/2011 to 06/30/2011	01/01/2010 to 06/30/2010

OPERATING REVENUES
Revenues	$299,089	$298,644	$534,138	$673,851

OPERATING EXPENSES
Direct Cost of Services	137,876	82,598	248,948	165,196
Other Costs	1,733	2,465	4,201	8,291
Total Direct Cost of Services	139,609	85,063	253,149	173,487

Legal and Professional	255,390	1,750	509,928	2,500
Selling, General and Administrative	4,671,222	154,347	7,631,011	338,942
Selling, General and Administrative - Related Parties	-	75,228	-	153,566
Depreciation and Amortization	38,752	11,915	75,822	21,461

Total Operating Expenses	5,104,973	328,303	8,469,910	689,956

Net (Loss) from Operations	(4,805,884)	(29,659)	(7,935,772)	(16,105)

OTHER INCOME AND (EXPENSE)
Interest Expense	(575)	(18,215)	(1,126)	(126,100)
Other Income (Expense)	0	(200)	0	9,367

Total Other Income (Expense)	(575)	(18,415)	(1,126)	(116,733)

Net (Loss) before Income Taxes	(4,806,459)	(48,074)	(7,936,898)	(132,838)

Income Tax Expense	-	800	(332)	-

NET (LOSS)	$(4,806,459)	$(47,274)	$(7,937,230)	$(132,838)

Weighted Average Shares	27,642,934	20,460,080	27,642,934	20,460,080

Earnings Per Share	$(0.17)	$(0.00)	$(0.29)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC. COMBINED STATEMENTS OF CASH FLOWS
(2011 Unaudited, 2010 Audited)

	Restated 01/01/2011 to 06/30/2011	01/01/2010 to 06/30/2010

Operating Activities

Net (Loss)	$(7,937,230)	$(132,838)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and amortization	75,822	21,461
Shares Issued for Services	232,917	-
Stock Option Amortization	3,700,135	-
Changes in operating assets and liabilities
Accounts Receivable	(67,492)	(600)
Deferred Customer Activation Costs	5,171	(15,608)
Prepaid Expense	1,608	(7,750)
Other Assets	(11,492)	-
Accounts Payable	45,160	31,559
Accounts Payable, Related Party	2,000,000	56,417
Accrued Expenses	97,496	94,322
Deferred Customer Activation Fees	(20,685)	61,559

Net cash provided by (used in) operating activities	(1,878,590)	108,522

Cash flows from investing activities
Acquisition and development of software assets	(118,057)	(92,490)
Purchase of Equipment	(85,355)	(18,299)

Net cash provided by (used in) investing activities	(203,412)	(110,789)

Cash flows from financing activities
Proceeds from Loans Payable, Related Party	5,612	104,012
Proceeds from Loans Payable	12,000	-
Repayment of Loans Payable	(26,359)	(24,789)
Repayment of Loans Payable, Related Party	(58,256)	(86,956)
Proceeds from issuance of common stock	1,826,057	10,000

Net cash provided by (used in) financing activities	1,759,054	2,267

Net Increase/(Decrease) in Cash	(322,948)	-

Cash, Beginning of Year	615,722	-

Cash, End of Year	$292,774	$-

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

Non Cash Financing Activities:
Equipment Purchased under Capital Leases	$-	$-

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

Voice Assist, Inc.
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

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

Recent Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $7,937,230 and cash used by operations of $1,878,590 for the six months ended June 30, 2011, and had a working capital deficit of $2,041,302 as of June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 4 – ACCOUNTS PAYABLE – RELATED PARTIES RESTATED

During the yearend audit for December 31, 2011, the Company determined that a liability needed to be recorded for the transfer of 1,000,000 personal shares valued at $2,000,000 from the CEO to a former executive officer of the Company for services that had been rendered.  The Company recorded the liability because it was considering whether or not to reimburse these shares to the CEO.  The shares were transferred at the beginning of 2011 and vested over a three year period with one month immediately.  During the quarter ended June 30, 2011, as a condition for obtaining the modified employment agreements, the Company determined to vest all of the shares then unvested.  This required that the remaining vested value of $1,777,778 be recorded as an accounts payable-related party and as an expense.  The financial statements have been restated to reflect the total value of $2,000,000 shares being recorded during the six months ended June 30, 2011.

NOTE 5 – LOANS PAYABLE – RELATED PARTIES

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

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

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

NOTE 7 – WARRANTS AND OPTIONS

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

NOTE 8 – SUBSEQUENT EVENTS

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

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

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

NOTE 9 – RESTATEMENT FOOTNOTE

On or about March 22, 2012, the Board of Directors of the Company concluded that the Company’s financial statements for the three months ended June 30, 2011 and six months ended June 30, 2011 should no longer be relied upon because of an error in such financial statements. These financial statements did not disclose the issuance of personal shares from the CEO of the Company to a former executive officer.

Due to an administrative oversight, the value of the shares was not reflected in the Company’s unaudited financial statements for the three month period ended June 30, 2011 and the six months ended June 30, 2011.  The exclusion of this transaction resulted in an understatement of General and Administrative expenses of $1,777,777 for the three months ended June 30, 2011 and $2,000,000 for the six months ended June 30, 2011 and an understatement of Accounts Payable-Related Parties of $2,000,000 for the six months ended June 30, 2011.

	June 30, 2011
	As Previously
	Reported	Adjustments	As Restated

Balance Sheet Line Items Affected
Accounts Payable - Related Parties	$ -	$ 2,000,000	$ 2,000,000
Total Current Liabilities	476,845	2,000,000	2,476,845
Total Liabilities	476,845	2,000,000	2,476,845
Accumulated Deficit	(18,633,421)	(2,000,000)	(20,633,421)
Total Stockholders Deficit	$ 781,261	$ (2,000,000)	$ (1,218,739)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Previously			Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Statement of Operations Line Items Affected
General and Administrative Expense	$ 2,893,444	$ 1,777,778	$ 4,671,222	$ 5,631,011	$ 2,000,000	$ 7,631,011
Total Operating Expenses	3,327,195	1,777,778	5,104,973	6,469,910	2,000,000	8,469,910
Net Loss from Operations	(3,028,106)	(1,777,778)	(4,805,884)	(5,935,772)	(2,000,000)	(7,935,772)
Net Loss before Income Tax	(3,028,681)	(1,777,778)	(4,806,459)	(5,936,898)	(2,000,000)	(7,936,898)
Net Loss	$ (3,028,681)	$ (1,777,778)	$ (4,806,459)	$ (5,937,230)	$ (2,000,000)	$ (7,937,230)

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
	Restated 04/01/2011 to 06/30/2011	04/01/2010 to 06/30/2010	Restated 01/01/2011 to 06/30/2011	01/01/2010 to 06/30/2010

OPERATING REVENUES
Revenues	$299,089	$298,644	$534,138	$673,851

OPERATING EXPENSES
Direct Cost of Services	137,876	82,598	248,948	165,196
Other Costs	1,733	2,465	4,201	8,291
Total Direct Cost of Services	139,609	85,063	253,149	173,487

Legal and Professional	255,390	1,750	509,928	2,500
Selling, General and Administrative	4,671,222	154,347	7,631,011	338,942
Selling, General and Administrative - Related Parties	0	75,228	-	153,566
Depreciation and Amortization	38,752	11,915	75,822	21,461

Total Operating Expenses	5,104,973	328,303	8,469,910	689,956

Net (Loss) from Operations	(4,805,884)	(29,659)	(7,935,772)	(16,105)

OTHER INCOME AND (EXPENSE)
Interest Expense	(575)	(18,215)	(1,126)	(126,100)
Other Income (Expense)	-	(200)	0	9,367

Total Other Income (Expense)	(575)	(18,415)	(1,126)	(116,733)

Net (Loss) before Income Taxes	(4,806,459)	(48,074)	(7,936,898)	(132,838)

Income Tax Expense	-	800	(332)	-

NET (LOSS)	$(4,806,459)	$(47,274)	$(7,937,230)	$(132,838)

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

Selling, General and Administrative. Our selling, general and administrative expenses increased $7,292,069 or 2,151%, to $7,631,011 for the six months ended June 30, 2011 from $338,942for the same period in 2010. The increase was largely due to $3.9MM in non-cash stock option compensation expense, the recording of the value of the transfer of personal shares of the CEO to a former executive officer and other non-cash expenses as well as increased payroll and travel related expenses as the Company expanded its executive staff and customer focus.

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

Net (Loss) from Operations. We had $7,935,772 in net loss from operations for the six months ended June 30, 2011, as compared to net loss from operations of $16,105 during the same period in 2010.  The increased loss was the result of non-cash stock option compensation expense, increased expenses related to public reporting and compliance, the increase in professional staffing, and the recording of the value of the transfer of personal shares of the CEO to a former executive officer .

Interest Expense. Our interest expense decreased $124,974, or 99%, to $1,126 for the six months ended June 30, 2011 from $126,100 in the same period in 2010. The decrease was the result of the elimination of loans from related parties on which interest was calculated and applied.

Other Income. Our other income decreased $9,367 for the six months ended June 30, 2011 from $9,367 in the same period in 2010. The decrease was the result of discontinuing a sublease of office space.

Net Loss. For the six months ended June 30, 2011, we generated a net loss of $7,937,230, an increase of $7,804,392, or 5,875%, from a net loss of $132,838 for the same period in 2010. This increase was primarily attributable to non-cash stock option compensation expense, increased expenses related to public reporting and compliance, and the increase in professional staffing.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2011 compared to December 31, 2010.

	Restated		Restated
	June 30,	December 31,	Increase/(Decrease)
	2011	2010	$	%

Current Assets	$ 435,543	$ 697,778	$ (262,235)	-38%

Current Liabilities	2,476,845	1,071,462	1,405,383	131%

Working Capital (deficit)	$ (2,041,302)	$ (373,684)	$ 2,414,986	646%

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

During the six months ended June 30, 2011, the current assets decreased by $262,235 when compared to December 31, 2010 due to the cash requirements during the period.  The Company received a total of $1,826,057 cash from investors during the reporting period.

During the six months ended June 30, 2011, the current liabilities increased by $1,405,383 when compared to December 31, 2010 current liabilities of $1,071,462.  The increase can be attributed to the recording of the value of transfer of personal shares of the CEO to a former executive for a total of $2,000,000, increases in accrued salaries and payables with an offsetting decrease for the conversion of debt to common stock for a total of $653,057.

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

Subsequent to the second quarter end, on August 15, 2011 the Company issued to 7 accredited investors a total of two Million Units consisting of one (1) share of restricted common stock and one (1) Callable Warrants to purchase one (1) share of restricted common stock at $1.50 per share, callable if the market price of the Company’s Common Stock closes at $3.00 per share for ten (10) consecutive days.  The Warrants are exercisable for five (5) years. The investors purchased the two Million Units for a total purchase price of $2,000,000all of which was paid in cash prior to June 30, 2011. The previous shares issued in relation to this cash are rescinded as discussed below.

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

On June 30 2011 the Company agreed to issue a total of 250,000 restricted shares of Common Stock to Summit Capital USA, Inc. pursuant to the Consulting Agreement entered into on June 30, 2011, effective July 1 through the end of the year.

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

On June 30, 2011, the Company granted a total of 707,000 Non-Qualified stock options under the Company’s 2011 Stock Incentive Plan to the following employees, contractors and directors for services provided to the Company and in consideration for taking reduced salaries and/or amending their employment contracts:

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

On June 30, 2011, the board of directors approved up to a total of 66,750, stock options to be granted on a quarterly basis, under the Company’s 2011 Stock Incentive Plan to the following individuals for services provided to the Company and in consideration for reduced fees/salaries:

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

On June 30, 2011,the board of directors approved a total of 6,225,000 stock options to be granted under the Company’s 2011 Stock Incentive Plan to the following individuals:

Name	Title	Number of Options
Michael Silva	Employee	2,000,000
Randy Granovetter	Employee and Director	1,000,000
Michael Metcalf	Employee and Director	1,000,000
Andrew Fox	Employee	500,000
Vic Boyd	Employee	500,000
Lisa Porter	Employee	500,000
Tracy Roberts	Employee	500,000
Scott Fox	Independent Director	225,000

These options are to replace the options granted under the 2010 Stock Incentive Plan that were canceled on June 29, 2011. All the options have an exercise price of $1.00, and will expire in 5 years. All of the options vest monthly for 30 months with the exception of Michael Metcalf’s which vest monthly for 21 months and Randy Granovetter’s which vests monthly for 23 months.

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

Item 3.               Defaults Upon Senior Securities.

None.

Item 5.               Other Information.

None.

Item 6.               Exhibits.

Incorporated by reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification if CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase	X

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

Date: May 2, 2012