Form 10-Q/A
period 2011-06-30
Voice Assist, Inc.
filed 2012-05-09
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 2)

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

*EXPLANATORY NOTE – The Registrant is filing this Form 10-Q/A No. 2 amending the filing to reflect the XBRL exhibits which were stripped from the previous filing.

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