Form 10-Q/A
period 2011-09-30
Voice Assist, Inc.
filed 2012-05-09
CIK 1428469

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
Stoecklein Law Group, LLP
401 WestA Street, Suite 1150
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

*EXPLANATORY NOTE – RESTATEMENT OF FINANCIAL INFORMATION- The Registrant is filing this Form 10-Q/A  amending the Form 10-Q for the period ended September 30, 2011 originally filed on November 21, 2011 to amend and restate financial statements and other financial information.

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

This Form 10Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of Form 10-Q for the period ended September 30, 2011 originally filed on November 21, 2011.

The following items have been amended as a result of the restatement described above:

•	Part I- Item 1- Financial Statements
•	Item 1- Notes to Financial Statements
•	Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

No changes were made to the other disclosures in this Form 10-Q/A for the period ended September 30, 2011

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC.  CONDENSED BALANCE SHEETS
(2011 Unaudited, 2010 Audited)

	Restated 01/01/2011 to 09/30/2011	01/01/2010 to 12/31/2010

ASSETS

CURRENT ASSETS
Cash	$15,731	$615,722
Accounts Receivable	110,178	44,739
Deferred Customer Activation Costs	16,656	21,061
Prepaid Expenses	290,267	16,256

Total Current Assets	432,832	697,778

Property & Equipment, Net	202,186	158,610
Software Development, Net	597,852	496,229

OTHER ASSETS
Other Assets	40,135	28,643

Total Other Assets	40,135	28,643

Total Assets	$1,273,005	$1,381,260

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	375,031	254,637
Accounts Payable - Related Party	2,000,000	-
Accrued Expenses	78,026	10,000
Deferred Revenue	66,616	84,238
Current Portion - L/T Loans Payable	3,000	13,984
Loans Payable - Related Parties	-	708,603

Total Current Liabilities	2,522,673	1,071,462

NON CURRENT LIABILITIES
L/T Portion Loans Payable	-	-

Total Liabilities	2,522,673	1,071,462

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock	2,000	2,000
Common stock	30,499	26,600
Additional Paid in Capital	20,675,640	12,007,389
Shares to be Issued	-	970,000
Retained Earnings	(21,957,807)	(12,696,191)

Total Stockholders' Equity (Deficit)	(1,249,668)	309,798

TOTAL LIABILITIES AND STOCK HOLDERS' EQUITY (DEFICIT)	$1,273,005	$1,381,260

The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC. CONDENSED STATEMENTS OF OPERATIONS
(2011 Unaudited, 2010 Audited)

	07/01/2011 to 09/30/2011	07/01/2010 to 09/30/2010	Restated 01/01/2011 to 09/30/2011	01/01/2010 to 09/30/2010

OPERATING REVENUES
Revenues	$191,357	$312,233	$725,495	$986,083

OPERATING EXPENSES
Direct Cost of Services	79,033	73,844	327,981	178,965
Other Costs	1,608	5,387	5,809	13,679
Total Direct Cost of Services	80,641	79,231	333,790	192,644

Legal and Professional	225,836	0	735,764	0
Selling, General and Administrative	1,169,477	245,871	8,800,488	587,313
Selling, General and Administrative - Related Parties	-	106,149	-	259,715
Depreciation and Amortization	38,862	83,536	114,684	104,997

Total Operating Expenses	1,514,816	514,787	9,984,726	1,144,669

Net (Loss) from Operations	(1,323,459)	(202,554)	(9,259,231)	(158,586)

OTHER INCOME AND (EXPENSE)
Interest Expense	(579)	(62,081)	(1,705)	(188,180)
Other Income (Expense)	(348)	0	(348)	9,367

Total Other Income (Expense)	(927)	(62,081)	(2,053)	(178,813)

Net (Loss) before Income Taxes	(1,324,386)	(264,635)	(9,261,284)	(337,399)

Income Tax Expense	-	1,600	(332)	1,600

NET (LOSS)	$(1,324,386)	$(263,035)	$(9,261,616)	$(335,799)

Weighted Average Shares	29,284,864	20,566,304	27,903,387	20,521,293

Earnings Per Share	$(0.05)	$(0.01)	$(0.33)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Restated
	For the Nine	For the Nine
	Months Ended	Months Ended
	9/30/2011	9/30/2010

Operating Activities

Net (Loss)	$(9,261,616)	$(335,799)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and amortization	114,686	104,997
Shares issued for services	345,667	-
Stock option amortization	4,299,592	-
Changes in operating assets and liabilities
Accounts receivable	(65,439)	(600)
Deferred customer activation costs	4,405	(16,559)
Prepaid expense	(17,761)	(3,500)
Other assets	(11,492)	-
Accounts payable	120,394	(53,848)
Accounts payable - related party	2,000,000	101,584
Bank overdraft	-	19,174
Accrued expenses	68,026	-
Accrued expenses - related party	-	(65,820)
Accrued income taxes	-	(4,900)
Accrued interest payable	-	145,782
Accrued interest payable - related party	-	2,306
Deferred customer activation fees	(17,622)	64,867

Net cash provided by (used in) operating activities	(2,421,160)	(42,316)

Cash flows from investing activities
Acquisition and development of software assets	(174,529)	(100,527)
Purchase of equipment	(85,356)	(31,300)

Net cash provided by (used in) investing activities	(259,885)	(131,827)

Cash flows from financing activities
Cash acquired upon reverse merger	-	513
Proceeds from loans payable	5,612	311,500
Proceeds from loans payable - related party	12,000	89,160
Repayment of equipment loans	-	(23,126)
Repayment of loans payable	(29,359)	(14,000)
Repayment of loans payable - related party	(58,256)	(178,944)
Proceeds from issuance of common stock	2,151,057	10,000

Net cash provided by (used in) financing activities	2,081,054	195,103

Net Increase/(Decrease) in Cash	(599,991)	20,960

Cash, Beginning of Year	615,722	-

Cash, End of Year	$15,731	$20,960

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

Non Cash Financing Activities:
Stock options granted for accrued liabilities	$56,250	$-
Common stock issued for prepaid services	$369,000	$-
Debt converted into preferred stock	$-	$1,700,000
Debt extinguished for common stock	$653,057	$2,650,301

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

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $9,261,616 and cash used by operations of $2,421,160 for the nine months ended September 30, 2011, and had a working capital deficit of $2,089,841 as of September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTIES RESTATED

During the year end audit for December 31, 2011, the Company determined that a liability needed to be recorded for the transfer of 1,000,000 personal shares valued at $2,000,000 from the CEO to a former executive officer of the Company for services that had been rendered.  The Company recorded the liability because it was considering whether or not to reimburse these shares to the CEO.  The shares were transferred at the beginning of 2011 and vested over a three year period with one month immediately.  During the quarter ended June 30, 2011, as a condition to obtaining the modified employment agreements, the Company determined to vest all of the shares then unvested.  This required that the remaining vested value of $1,777,778 be recorded as a payable related party and an expense.  The financial statements have been restated to reflect the total value of $2,000,000 shares being reflected in the the nine months ended September 30, 2011.

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

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

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

Voice Assist, Inc.
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

NOTE 7 – SUBSEQUENT EVENTS

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

NOTE 8 – RESTATEMENT FOOTNOTE

On or about March 22, 2012, the Board of Directors of the Company concluded that the Company’s financial statements for the nine months ended September 30, 2011 should no longer be relied upon because of an error in such financial statements.  These financial statements did not disclose the issuance of personal shares from the CEO of the Company to a former executive officer for services rendered to the Company.

Due to an administrative oversight, the value of the shares was not reflected in the Company’s unaudited financial statements for the nine months ended September 30, 2011.  The exclusion of this transaction resulted in an understatement of General and Administrative expenses of $2,000,000 for the nine months ended September 30, 2011 and an understatement of Accounts Payable-Related Parties of $2,000,000 for the period ended September 30, 2011.

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

	September 30, 2011
	As Previously
	Reported	Adjustments	As Restated

Balance Sheet Line Items Affected
Accounts Payable - Related Parties	$-	$2,000,000	$2,000,000
Total Current Liabilities	522,673	2,000,000	2,522,673
Total Liabilities	522,673	2,000,000	2,522,673
Retained Deficit	(19,957,807)	(2,000,000)	(21,957,807)
Total Stockholders Equity (Deficit)	$750,332	$(2,000,000)	$(1,249,668)

	Nine Months Ended September 30, 2011
	Previously
	Reported	Adjustment	Restated
Statement of Operations Line Items Affected
General and Administrative Expense	$6,800,488	$2,000,000	$8,800,488
Total Operating Expenses	7,984,726	2,000,000	9,984,726
Net Income (Loss) from Operations	(7,259,231)	(2,000,000)	(9,259,231)
Net Income (Loss) before Income Tax	(7,261,284)	(2,000,000)	(9,261,284)
Net (Loss)	$(7,261,616)	$(2,000,000)	$(9,261,616)

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

	Restated 07/01/2011 to 09/30/2011	07/01/2010 to 09/30/2010	Restated 01/01/2011 to 09/30/2011	01/01/2010 to 09/30/2010

OPERATING REVENUES
Revenues	$191,357	$312,233	$725,495	$986,083

OPERATING EXPENSES
Direct Cost of Services	79,033	73,844	327,981	178,965
Other Costs	1,608	5,387	5,809	13,679
Total Direct Cost of Services	80,641	79,231	333,790	192,644

Legal and Professional	225,836	0	735,764	0
Selling, General and Administrative	1,169,477	245,871	8,800,488	587,313
Selling, General and Administrative - Related Parties	-	106,149	-	259,715
Depreciation and Amortization	38,862	83,536	114,684	104,997

Total Operating Expenses	1,514,816	514,787	9,984,726	1,144,669

Net (Loss) from Operations	(1,323,459)	(202,554)	(9,259,231)	(158,586)

OTHER INCOME AND (EXPENSE)
Interest Expense	(579)	(62,081)	(1,705)	(188,180)
Other Income (Expense)	(348)	0	(348)	9,367

Total Other Income (Expense)	(927)	(62,081)	(2,053)	(178,813)

Net (Loss) before Income Taxes	(1,324,386)	(264,634)	(9,261,284)	(337,399)

Income Tax Expense	-	1,600	(332)	1,600

NET (LOSS)	$(1,324,386)	$(263,034)	$(9,261,616)	$(335,799)

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

Selling, General and Administrative. Our selling, general and administrative expenses increased $8,213,175 or 1,398%, to $8,800,488 for the nine months ended September 30, 2011 from $587,313 for the same period in 2010. The increase was largely due to $4.5MM in non-cash stock option compensation expense, the recording of the value of the transfer of personal shares of the CEO to a former executive officer and other non-cash expenses as well as increased payroll and travel related expenses as the Company expanded its executive staff and customer focus.

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

Net (Loss) from Operations. We had $9,259,231 in net loss from operations for the nine months ended September 30, 2011, as compared to net loss from operations of $158,586 during the same period in 2010.  The increased loss was the result of non-cash stock option compensation expense, increased expenses related to public reporting and compliance, the increase in professional staffing, and the recording of the value of the transfer of personal shares of the CEO to a former executive officer .

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

Net Loss. For the nine months ended September 30, 2011, we generated a net loss of $9,261,616, an increase of $8,925,817, or 2,658%, from a net loss of $335,799 for the same period in 2010. This increase was primarily attributable to non-cash stock option compensation expense, increased expenses related to public reporting and compliance, and the increase in professional staffing, and the recording of the value of the transfer of personal shares of the CEO to a former executive officer .

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2011 compared to December 31, 2010.

	Restated September 30, 2011	December 31, 2010	Increase / (Decrease)
			$	%

Current Assets	$432,832	$697,778	$(264,946)	(38%)

Current Liabilities	2,522,673	1,071,462	1,451,211	135%

Working Capital (deficit)	$(2,089,841)	$(373,684)	$1,716,157	459%

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

During the nine months ended September 30, 2011, the current liabilities increased by $1,451,211 when compared to December 31, 2010 current liabilities of $1,071,462.  The increase can be attributed to the recording of the value of transfer of personal shares of the CEO to a former executive for a total of $2,000,000, increases in accrued salaries and payables with an offsetting decrease for the conversion of debt to common stock for a total of $653,057.

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

Date: May 9, 2012