Form 10-Q
period 2012-03-31
Voice Assist, Inc.
filed 2012-05-21
CIK 1428469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
401 West A St., Suite 1150
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
Yes ☐   No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 17, 2012, was 34,723,353 shares.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
	3/31/2012		12/31/2011

ASSETS

CURRENT ASSETS
Cash	$ 24,972		$ 5,853
Accounts Receivable	73,211		80,608
Deferred Customer Activation Costs	15,338		17,033
Prepaid Expenses	142,705		177,612

Total Current Assets	256,226		281,106

Property & Equipment, Net	180,950		187,626
Software Development, Net	573,092		580,322

Other Assets	40,135		40,135

Total Assets	$ 1,050,403		$ 1,089,189

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	608,972		534,997
Accounts Payable – Related Parties	2,077,000		2,023,000
Accrued Expenses	305,527		209,395
Deferred Revenue	61,354		68,134
Loans Payable	9,600		13,200
Loans Payable - Related Parties	165,000		75,000

Total Current Liabilities	3,227,453		2,923,726

NON CURRENT LIABILITIES
L/T Portion Loans Payable	-		-

Total Liabilities	3,227,453		2,923,726

STOCKHOLDERS' DEFICIT
Preferred stock	2,000	(1)	2,000	(2)
Common stock	31,398	(3)	30,699	(4)
Additional Paid in Capital	21,402,281		21,066,540
Shares to be Issued	80,000		-
Accumulated Deficit	(23,692,729)		(22,933,776)

Total Stockholders' Deficit	(2,177,050)		(1,834,537)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,050,403		$ 1,089,189

(1) $.001 par value, 10,000,000 shares authorized, 2,000,000 issued and outstanding
(2) $.001 par value, 10,000,000 shares authorized, 2,000,000 issued and outstanding
(3) $.001 par value, 100,000,000 shares authorized, 31,397,973 issued and outstanding
(4) $.001 par value, 100,000,000 shares authorized, 30,699,223 issued and outstanding

The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC. CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended 3/31/2012	Three Months Ended 3/31/2011

OPERATING REVENUES
Revenues	$133,643	$235,049

OPERATING EXPENSES
Direct Cost of Services	75,252	111,072
Other Costs	350	2,468
Total Direct Cost of Services	75,602	113,540

Legal and Professional	276,569	254,538
Selling, General and Administrative	484,793	2,959,789
Selling, General and Administrative - Related Parties	14,162	-
Depreciation and Amortization	41,807	37,070

Total Operating Expenses	892,933	3,364,937

Net Loss from Operations	(759,290)	(3,129,888)

OTHER INCOME AND (EXPENSE)
Interest Expense	(663)	(551)
Other Income (Expense)	1,800	-

Total Other Income (Expense)	1,137	(551)

Net Loss before Income Taxes	(758,153)	(3,130,439)

Income Tax Expense	(800)	(332)

NET LOSS	$(758,953)	$(3,130,771)

Weighted Average Shares Outstanding - Basic and Diluted	30,990,555	27,247,096

Net Loss Per Common Share – Basic and Diluted	$(0.02)	$(0.11)

The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC. CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended 3/31/2012	For the Three Months Ended 3/31/2011

Cash Flows From Operating Activities

Net Loss	$(758,953)	$(3,130,771)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,807	37,070
Shares to be Issued for Services	-	147,917
Stock option amortization	274,452	1,674,299
Changes in operating assets and liabilities
Accounts receivable	7,397	(5,014)
Deferred customer activation costs	1,695	4,096
Prepaid expense	34,907	(5,716)
Other assets	-	-
Accounts payable	133,975	53,020
Accounts payable - related party	54,000	222,222
Accrued expenses	96,132	40,492
Deferred customer activation fees	(6,780)	(16,388)

Net cash (used in) operating activities	(121,368)	(978,773)

Cash flows from investing activities
Acquisition and development of software assets	(20,151)	(53,292)
Purchase of equipment	(7,750)	(26,214)

Net cash (used in) investing activities	(27,901)	(79,506)

Cash flows from financing activities
Proceeds from loans payable	-	12,000
Proceeds from loans payable - related party	90,000	5,612
Repayment of loans payable	(3,600)	(13,200)
Repayment of loans payable - related party	-	(86,685)
Proceeds from issuance of common stock	81,988	550,000

Net cash provided by financing activities	168,388	467,727

Net Increase/(Decrease) in Cash	19,119	(590,552)

Cash, Beginning of Period	5,853	615,722

Cash, End of Period	$24,972	$25,170

Supplemental Information:
Cash paid for:
Taxes	$800	$-
Interest Expense	$-	$-

Non-cash Financing Activities:
Payment of accounts payable through issuance of common stock	$60,000	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2011 and 2010 and notes thereto included in the Company’s 10-K filed on April 16, 2012. The Company follows the same accounting policies in the preparation of interim reports.

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

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, when services have been rendered. The Company recognized revenue from sales of $133,643 and $235,049 during the three months ended March 31, 2012 and 2011, respectively.

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $61,354 and $68,134 at March 31, 2012 and December 31, 2011, respectively.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $15,338 and $17,033 at March 31, 2012 and December 31, 2011, respectively.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the three months ended March 31, 2012.

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

As of March 31, 2012, software development costs not yet amortized are $573,092.  During the three months ended March 31, 2012 and 2011, amortization was $27,380 and $24,302, respectively.

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during three months ended March 31, 2012 and 2011.

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

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $758,953 and cash used by operations of $121,368 for the three months ended March 31, 2012, and had a working capital deficit of $2,971,227 as of March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

The Company received advances totaling $90,000 during the three months ended March 31, 2012. These advances are due upon demand, unsecured, and carry 0% interest.

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

As of March 31, 2012, there have been no other issuances of preferred stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On March 15, 2012, the Company filed an S-8 statement for 3,000,000 shares (“S-8 Shares”) of already authorized common stock to be registered for sale to attorneys, consultants and employees pursuant to the 2012 Non-Qualified Consultant Stock Compensation Plan.

During the three months ended March 31, 2012, the Company issued the following shares of $0.001 par value common stock:

•	150,000 shares for stock options exercised by a former executive officer for cash of $1,500.
•	45,250 shares for stock options exercised by a former officer for cash of $453.
•	3,500 shares for stock options exercised by an independent contractor for cash of $35.

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

•	500,000 shares to an attorney as payment for accounts payable valued at $60,000. These shares were part of the S-8 shares discussed above.

During the three months ended March 31, 2012, the Company committed to issue $.001 par value common stock as follows:

•	533,333 units consisting of one (1) share of common stock at $0.15 per share and one (1) callable warrant to purchase one share of common stock at $0.50 per share for a period of up to three years.

             The value of the shares not yet issued for cash received represent the amount in the “Shares to Be Issued” on the Balance Sheet.

NOTE 5 – WARRANTS AND OPTIONS

Options Granted

On March 19, 2012, the Company granted an option to purchase 300,000 shares of common stock at $0.25 per share exercisable for three (3) years per an endorsement contract signed on March 19, 2012.  The fair value of the stock options are $26,333 and the Company recorded consulting expense.

          On March 31, 2012, the Company granted an option to purchase 30,000 shares of common stock at $0.50 per share exercisable for five (5) years to an employee per an employment agreement signed on March 1, 2012.  The fair value of the stock options are $1,177 and the Company recorded compensation expense.

The following is a summary of the status of all of the Company’s stock options as of March 31, 2012 and changes during the three months ended on that date:

	Number of Stock Options	Weighted-Average Exercise Price
Outstanding at January 1, 2012	4,082,489	$0.83
Granted	370,000	$0.24
Exercised	(198,750)	$0.00
Cancelled	(319,444)	$1.00
Outstanding at March 31, 2012	3,934,295	$0.74
Options exercisable at March 31, 2012	3,261,379	$0.69

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

STOCK OPTIONS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number of Options Exercisable	Intrinsic Value
$0.01	628,600	4.25	$0.01	628,600	$62,860
$0.25	300,000	2.96	$0.25	300,000	$0
$0.50	30,000	5.00	$0.50	30,000	$0
$1.00	2,975,695	1.51	$1.00	2,302,779	$0

As noted above, warrants were issued as part of Units sold to investors for cash.  Thus, there is no compensation expense.  The following is a summary of the status of all of the Company’s non-compensation warrants as of March 31, 2012 and the changes during the three months ended on that date:

	Number of Stock Warrants	Weighted-Average Exercise Price
Outstanding at January 1, 2012	3,048,000	$1.16
Granted	533,333	$0.50
Exercised	-	$0.00
Cancelled	-	$0.00
Outstanding at March 31, 2012	3,581,333	$1.06

NOTE 6 – EMPLOYMENT CONTRACTS

On March 1, 2012, the Company signed an employment contract with an employee to serve as Chief Technology Officer at a monthly salary of $15,000 to be payable in options  to purchase shares of common stock at $0.50 per share exercisable for five (5) years.  Upon sufficient increase in capital resources and/or sales, the employee may begin to receive all or part of the compensation in cash.  Upon such occurrence, the option amount for the month shall be reduced by the cash amount paid.  The employee is to seek out business contacts for the Company.  Should a business relationship between contact and the Company be consummated, the employee will be entitled to 8% commission on revenue generated from the relationship.

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

NOTE 7 – ENDORSEMENT AGREEMENT

On March 19, 2012, the Company entered into an endorsement agreement with Frankie Avalon for the exclusive right and license to use the Frankie Avalon Image in connection with the advertisement, promotion and sale of the Company’s products and services that use voice commands from any phone, computer, tablet, and other electronic device and automobiles to make calls, manage emails, and send text messages in a fast, easy and safe way.

In consideration for the use of the Frankie Avalon Image and for his personal endorsement and agreement to be in one or more television commercials and/or marketing videos, the Company granted an option to purchase up to three hundred thousand (300,000) restricted common shares at $0.25 per share exercisable for three (3) years.

NOTE 8 – SUBSEQUENT EVENTS

On April 1, 2012, the Company signed an employment contract with an employee to serve as a sales person at a monthly salary of $5,000 to be payable in options to purchase shares of common stock at $0.50 per share exercisable for five (5) years. Upon sufficient increase in capital resources and/or sales, the employee may begin to receive all or part of the compensation in cash.  Upon such occurrence, the option amount for the month will be reduced by the cash amount paid.  In addition, upon closing any new sales deals personally, the employee will be entitled to 10% commission.

On April 5, 2012, a Board of Directors resolution authorized the issuance of 443,201 shares of S-8 common stock to three independent contractors for payment of accounts payable valued at $66,479.  These shares were issued on April 17, 2012.

On April 17, 2012, the Company issued the following shares of common stock:

•	1,000,000 shares of common stock as reimbursement to an executive officer for having transferred personal shares to a former executive officer of the Company to settle a liability at $2,000,000
•	100,000 shares to a related party as payment for accounts payable valued at $23,000
•	195,000 shares of common stock to an executive officer in lieu of payment for unpaid compensation valued at $23,400.
•	600,000 shares of common stock to a board member for services rendered as a member of the board valued at $54,000
•	533,333 shares of common stock for cash received of $80,000 during the period ended March 31, 2012.

Voice Assist, Inc.
Notes To Condensed Financial Statements
(Unaudited)

•	75,000 shares of common stock to a financial advisory firm per a contract valued at $6,750.
•	50,000 shares of common stock to general counsel per a contract valued at $4,500.

On April 23, 2012, the Company issued 40,000 shares of common stock per an option exercised by an investment relations firm for cash of $400.  The options were granted in July, 2011.

On April 30, 2012, the Company granted an option to purchase 30,000 shares of common stock at $0.50 per share exercisable for five (5) years to an employee per an employment agreement signed on March 1, 2012.

On April 30, 2012, the Company granted an option to purchase 10,000 shares of common stock at $0.50 per share exercisable for five (5) years to an employee per an employment agreement signed on April 1, 2012.

On May 9, 2012, the Company issued 288,846 shares of  S-8 registered common stock to an independent contractor in payment for payables valued at $37,550.

    From May 3 through May 16, 2012, the Company received funds totaling $745,000 from twelve (12) accredited investors for the purchase of  4,966,667 units which consist of one (1) share of common stock at $0.15 per share and one (1) callable warrant to purchase one (1) share of common stock  at $0.50 per share for up to five (5) years.  These shares have yet to be issued.

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

OVERVIEW

Voice Assist is a cloud-based speech recognition technology services company focused on communication, information and transaction processing through any network connected device using speech technology.  Our technology allows consumers to use simple voice commands to dial, email, text or post to social networks.  Our technology allows business clients to automate call answering, call routing and remote access to email, voice mail, CRM or other databases.  Our rapid application development environment allows developers to use SpeechScript™, our proprietary development language, to build additional features that can be added to any account. We offer private labeled versions to resellers such as telecom service providers, wireless and wireline carriers, headset manufacturers, smartphone manufacturers, automobile manufacturers, direct sales companies as well as resellers.  Voice Assist functionality powers many new service offerings including enterprise data access and entry and a safe driving application that enables drivers to keep their eyes on the road rather than on the phone.  Improving personal productivity and maximizing driving safety are just a few of its many benefits.

Uniquely packaged services are available for individual subscribers, businesses and telecom carriers.  We offer compelling value and cost effective solutions in the web services and communications industries.

The proliferation of smartphones has created new revenue streams for Carriers and Developers and accelerated the mobilization of new web and communication services categories such as social networking services (SNS) and location based services (LBS).  Equally important to the Company is that the smartphone has changed user behavior and the means with which users interact with data.

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

Mass consumer marketing of mobile voice search products by companies including Apple and Google have created a market awareness for speech enabled services. Voice Assist is uniquely positioned with products and services that are truly handsfree, meaning the user is not required to push a microphone button on their smartphone in order to use our service. The user simply uses speech commands to drive the user experience enabling a handsfree, safe driving solution. Our services work on all mobile and landline phones, allowing mass deployment to all subscribers within a potential partners network.

Voice Assist’s cloud-based services combine proprietary filtering and routing methods to optimize performance with best of breed hosted speech services from Nuance, AT&T, Lucent, Microsoft, and IBM. Built to meet carriers’ stringent requirements for reliability, open standards, scalability, and interoperability, the Voice Assist platform is a complete solution for outsourced enhanced speech services.

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

Results of Operations

Comparison of Quarter Ended and Three Months Ended March 31, 2012 and March 31, 2011

The following table sets forth key components of our results of operations during the  three months ended March 31, 2012 and March 31, 2011. The financial data should be read in conjunction with the financial statements, related notes and other financial information included in this Quarterly Report.

	Three Months Ended March 31,
	2012	2011
		Restated

OPERATING REVENUES
Total Revenues	133,643	235,049

OPERATING EXPENSES
Direct Cost of Services	75,252	111,072
Other Costs	350	2,468
Total Direct Cost of Services	75,602	113,540

Legal and Professional	276,569	254,538
Selling, General and Administrative	484,793	2,959,789
Selling, General and Administrative - Related Parties	14,162	-
Depreciation and Amortization	41,807	37,070

Total Operating Expenses	892,393	3,364,937

Net (Loss) from Operations	(759,290)	(3,129,888)

OTHER INCOME AND (EXPENSE)
Interest Expense	(663)	(551)
Other Income (Expense)	1,800	-

Total Other Income (Expense)	1,137	(551)

Net (Loss) before Income Taxes	(758,153)	(3,130,439)

Income Tax Expense	(800)	(332)

NET (LOSS)	$(758,953)	$(3,130,771)

Revenues. Our revenues decreased $101,406 in the three months ended March 31, 2012 from $235,049 last year, representing a 43% decrease year-over-year.  The decrease is because of our primary resell customer no longer focusing on selling telecom products and services.

Total Cost of Services. Our total cost of services decreased $37,938, or 33%, to $75,602 in the three months ended March 31, 2012 from $113,540 for the same period in 2011.  The decrease in our total cost of services is a result of reduced wholesale telecom services consumed by a smaller number of wholesale subscribers.

Legal and Professional. Our legal and professional expenses increased $22,031, or 9%, for the three months ended March 31, 2012 from $254,538 for the same period in 2011.  The increase in legal and professional fees was the result of non-cash consulting expenses.

Selling, General and Administrative. Our selling, general and administrative expenses decreased $2,474,996 or 84%, to $484,793 for the three months ended March 31, 2012 from $2,959,789 for the same period in 2011. The decrease was largely due to reduction in non-cash stock option compensation expense and other non-cash expense as well as decreased payroll and travel related expenses as the Company reduced its executive staff.

Selling, General and Administrative – Related Parties. Our selling, general and administrative – related parties’ expenses increased $14,162, or 100%, to $14,162 for the three months ended March 31, 2012 from $0 in the same period in 2011. The increase was the result of engaging related party professional staffing.

Depreciation and Amortization. Our depreciation and amortization expenses increased $4,737, or 13%, to $41,807 for the three months ended March 31, 2012 from $37,070 for the same period in 2011. The increase was the result of standard depreciation and amortization of software development costs.

Net (Loss) from Operations. We had $759,290 in net loss from operations for the three months ended March 31, 2012, as compared to net loss from operations of $3,129,888 during the same period in 2011.  The decreased loss was the result of a reduction in non-cash stock option compensation expense and a decrease in professional staffing.

Interest Expense. Our interest expense increased $112, or 20%, to $663 for the three months ended March 31, 2012 from $551 in the same period in 2011. The increase was the result of finance charges for late payment of accounts payable.

Other Income. Our other income increased $1,800 for the three months ended March 31, 2012 from $0 in the same period in 2011. The increase was the result of subleasing unused office space.

Net Loss. For the three months ended March 31, 2012, we generated a net loss of $758,953, a decrease of $2,371,818, or 76%, from a net loss of $3,130,771 for the same period in 2011. This decrease was primarily attributable to a reduction in non-cash stock option compensation expense and the decrease in executive staffing.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2012 compared to December 31, 2011.

	March 31, 2012	December 31, 2011	Increase / (Decrease)
			$	%

Current Assets	$ 256,226	$ 281,106	$ (24,880)	(9%)

Current Liabilities	3,227,453	2,923,726	303,727	10%

Working Capital (deficit)	$ (2,971,227)	$ (2,642,620)	$ 328,607	12%

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

During the three months ended March 31, 2012, the current assets decreased by $24,880 when compared to December 31, 2011 due to a reduction in accounts receivable, deferred customer activation costs and prepaid expenses.

During the three months ended March 31, 2012, the current liabilities increased by $303,726 when compared to December 31, 2011 current liabilities of $2,923,726.  The increase can be attributed to increases in accounts payable, accrued expenses and related party loans payable.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Voice Assist as a going concern. Voice Assist may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use revenues and sales of our common stock to mitigate the effects of cash flow deficits; however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Voice Assist be unable to continue existence.

Significant changes in the number of employees.

We currently have 15 full time employees and independent contractors.   We do not anticipate a significant change in the number of employees over the next twelve months.

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

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $61,354 at the three months ended March 31, 2012.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $15,338 at the three months ended March 31, 2012.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the three months ended March 31, 2012.

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

Item 1A. Risk Factors.

The risk factors listed in our 2011 Form 10-K on pages 10 to 20, filed with the Securities Exchange Commission on April 16, 2012, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock and Warrants Issued Pursuant to Subscription Agreements

During February and March 2012, the Company received $80,000 from an accredited investor for purchase of 533,333 units consisting of one (1) share of common stock at $0.15 per share and one (1) callable warrant to purchase one share of common stock at $0.50 per share for a period of up to three years.  These shares were issued on April 17, 2012.

We believe that the issuance of the above shares and warrants will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506 The shares will be issued directly by the Company and will not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There will be no commissions paid on the issuance and sale of the shares.

Stock Issued as Payment to Third Parties

On January 1, 2012, the Company amended a previous agreement with an investment relations firm for the issuance of 100,000 shares of common stock for services to be rendered over six months.  The shares are to be issued at the end of the six month period.

On February 27, 2012 the Company signed an agreement with outside legal counsel that authorized the issuance of fifty thousand (50,000) shares of common stock in connection with services to be rendered. These shares were issued on April 17, 2012.

On March 2, 2012, the Company signed an agreement with a financial advisory company that authorized the issuance of three hundred thousand (300,000) shares of common stock in connection with services to be rendered.  The Company will to issue 75,000 shares quarterly.  The first 75,000 shares were issued on April 17, 2012.

We believe that the forthcoming issuance of the above shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The shares were issued directly and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with the Company’s management on several occasions prior to their investment decision.  There will be no commissions paid on the issuance of the shares.

Issuance of Stock as a result of the Exercise of Stock Options

During the three month period ending March 31, 2012, the Company issued a total of one hundred ninety-eight thousand seven hundred fifty (198,750) restricted shares of Common Stock to two former employees and one independent contractor for exercised options granted in June and September, 2011.

We believe that the issuance of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506.  The shares were sold directly and did not involve a public offering or general solicitation.  The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports.  We reasonably believed that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investments.  The recipients had the opportunity to speak with the Company’s management on several occasions prior to their investment decision.  There were no commissions paid on the issuance of the shares.

Issuance of Registered Stock

On March 3, 2012, the Company issued five hundred thousand (500,000) shares of  common stock to legal counsel as payment for accounts payable. The shares issued were registered in a Registration Statement on Form S-8 filed on March 15, 2012.

Options Issued as Payment to Consultants

On March 19, 2012, the Company granted an option to purchase 300,000 shares of common stock as $0.25 per share exercisable for three (3) years per an endorsement contract signed on March, 19 2012.

Options Issued as Payment to Employees

On March 31, 2012, the Company granted an option to purchase 30,000 shares of common stock at $0.50 per share exercisable for five (5) years to an employee per an employment agreement signed on March 1, 2012.

Subsequent Events

Stock Issued to Affiliates

Subsequent to the period ended March 31, 2012, in April, 2012, the Company issued Mr. Michael Metcalf, the Chief Executive Officer of the Company, 1,000,000 shares of Common Stock to replace personal shares issued to the former President of the Company, Ms. Randy Granovetter

Subsequent to the period ended March 31, 2012, in April 2012, the Company issued Mr. Michael Metcalf, the Chief Executive Officer of the Company 195,000 shares of the Company’s Common Stock as partial payment for compensation not paid during the year ended December 31, 2011.

Subsequent to the period ended March 31, 2012, in April 2012, the Company issued 600,000 shares of the Company’s common stock to Mr. Donald Sutherland as compensation for his services on the Company’s Board of Directors.

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

Stock Issued as Payment to Related Third Party

Subsequent to the period ended March 31, 2012, in April 2012 the Company issued Summit Capital, USA, Inc. one hundred thousand (100,000) shares of restricted common stock to repay an accounts payable due in the amount of twenty three thousand dollars ($23,000).

We believe that the issuance of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares will be issued directly by the Company and will not involve a public offering or general solicitation. The recipient of the shares has been afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Options Issued as Payment to Employees

Subsequent to period ended on March 31, 2012, on April 30, 2012, the Company granted an option to purchase 30,000 shares of common stock at $0.50 per share exercisable for five (5) years to an employee per an employment agreement signed on March 1, 2012.

Subsequent to period ended on March 31, 2012, on April 30, 2012, the Company granted an option purchase 10,000 shares of common stock at $0.50 per share exercisable for five (5) years to an employee per an employment agreement signed on April 1, 2012

We believe that the granting of the above shares underlying the options was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares underlying the warrants will be issued directly by the Company and will not involve a public offering or general solicitation. The recipient of the shares has been afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipient had the opportunity to speak with our management on several occasions prior to their investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuance of Registered Stock

Subsequent to period ended March 31, 2012, on April 17, 2012, the Company issued 533,333 shares of common stock to an accredited investor for $80,000 received during the period ended March 31, 2012.

Subsequent to period ended March 31, 2012, on April 17, 2012, the Company issued 50,000 shares of common stock to general counsel pursuant to a Board of Directors resolution dated April 20, 2012.

Subsequent to period ended March 31, 2012, on April 17, 2012, the Company issued 443,201 shares of common stock to three independent contractors for payment of accounts payable. The shares issued were registered in a Registration Statement on Form S-8 filed on March 15, 2012.

Subsequent to period ended March 31, 2012, on April 17, 2012, the Company issued 75,000 shares of common stock to a financial advisory group pursuant to a contract signed on March 2, 2012.

Subsequent to period ended March 31, 2012, on April 17, 2012, the Company issued 40,000 shares of common stock to an investor relations company for an exercised option granted on July 25, 2011.

Subsequent to period ended March 31, 2012, on May 9, 2012, the Company issued 288,846 shares of common stock to an independent contractor for payment of accounts payable. The shares issued were registered in a Registration Statement on Form S-8 filed on March 15, 2012.

Stock and Warrants To be Issued Pursuant to Subscription Agreements

Subsequent to period ended March 31, 2012, from May 3 through May 16, 2012, the Company received funds totaling $745,000 from twelve (12) accredited investors for the purchase of 4,966,667 units which consist of one (1) share of common stock at $0.15 per share and one (1) callable warrant to purchase one (1) share of common stock at $0.50 per share for up to five (5) years.  These shares have yet to be issued.

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

Date: May 21, 2012