Form 10-Q
period 2012-06-30
Voice Assist, Inc.
filed 2012-08-21
CIK 1428469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54535

VOICE ASSIST, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 South Pointe Dr., Suite 100, Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

(949) 655-6400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2012, was 40,575,827 shares.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC.

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)

CURRENT ASSETS
Cash	$353,371	$5,853
Accounts Receivable	82,668	80,608
Deferred Customer Activation Costs	12,613	17,033
Prepaid Expenses	104,491	177,612

Total Current Assets	553,143	281,106

Property & Equipment, Net	167,754	187,626
Software Development, Net	549,234	580,322

OTHER ASSETS
Other Assets	40,135	40,135

Total Other Assets	40,135	40,135

Total Assets	$1,310,266	$1,089,189

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	368,384	534,997
Accounts Payable - Related Parties	-	2,023,000
Accrued Expenses	258,618	209,395
Deferred Revenue	50,452	68,134
Loans Payable	6,000	13,200
Loans Payable - Related Parties	177,000	75,000

Total Current Liabilities	860,454	2,923,726

Total Liabilities	860,454	2,923,726

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 and 2,000,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	2,000	2,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,096,686 and 30,699,223 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	40,096	30,699
Additional Paid in Capital	24,829,448	21,066,540
Shares to be Issued	-	-
Retained Earnings	(24,421,732)	(22,933,776)

Total Stockholders’ Equity (Deficit)	449,812	(1,834,537)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,310,266	$1,089,189

The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	04/01/2012 to 06/30/2012	04/01/2011 to 06/30/2011	01/01/2012 to 06/30/2012	01/01/2011 to 06/30/2011

OPERATING REVENUES
Revenues	$128,981	$299,089	$262,624	$534,138

OPERATING EXPENSES
Direct Cost of Services	74,145	137,876	149,397	248,948
Other Costs	2,050	1,733	2,400	4,201
Total Direct Cost of Services	76,195	139,609	151,797	253,149

Legal and Professional	237,665	255,390	514,234	509,928
Selling, General and Administrative	486,168	4,638,447	970,961	7,607,016
Selling, General and Administrative - Related Parties	15,676	8,775	29,838	23,995
Depreciation and Amortization	42,163	38,752	83,970	75,822

Total Operating Expenses	857,867	5,080,973	1,750,800	8,469,910

Net Loss from Operations	(728,886)	(4,781,884)	(1,488,176)	(7,935,772)

OTHER INCOME AND (EXPENSE)
Interest Expense	(19)	(575)	(682)	(1,126)
Other Income (Expense)	(98)	-	1,702	-

Total Other Income (Expense)	(117)	(575)	1,020	(1,126)

Net Loss before Income Taxes	(729,003)	(4,782,459)	(1,487,156)	(7,936,898)

Income Tax Expense	-	-	(800)	(332)

NET LOSS	$(729,003)	$(4,782,459)	$(1,487,956)	$(7,937,230)

Weighted Average Shares - Basic and Diluted	35,786,050	27,642,934	33,388,303	27,642,934

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.17)	$(0.04)	$(0.29)

The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC.

COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30
	2012	2011

Net Loss	$(1,487,956)	$(7,937,230)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and amortization	83,970	75,822
Shares Issued for Services	83,750	2,232,917
Stock Option Amortization	616,727	3,700,135
Changes in operating assets and liabilities
Accounts Receivable	(2,060)	(67,492)
Deferred Customer Activation Costs	4,420	5,171
Prepaid Expense	73,121	1,608
Other Assets	-	(11,492)
Accounts Payable	1,416	45,160
Accrued Expenses	49,222	97,496
Deferred Customer Activation Fees	(17,682)	(20,685)

Net cash used in operating activities	(595,072)	(1,878,590)

Cash flows from investing activities
Acquisition and development of software assets	(23,673)	(118,057)
Purchase of Equipment	(9,337)	(85,355)

Net cash used in investing activities	(33,010)	(203,412)

Cash flows from financing activities
Proceeds from Loans Payable, Related Party	102,000	5,612
Proceeds from Loans Payable	-	12,000
Repayment of Loans Payable	(7,200)	(26,359)
Repayment of Loans Payable, Related Party	-	(58,256)
Proceeds from issuance of common stock	880,800	1,826,057

Net cash provided by financing activities	975,600	1,759,054

Net Increase/(Decrease) in Cash	347,518	(322,948)

Cash, Beginning of Year	5,853	615,722

Cash, End of Year	$353,371	$292,774

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

Non Cash Financing Activities:
Payment of accounts payable through issuance of common stock	$2,169,312	$-

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Voice Assist, Inc. ( the “Company” ) was originally incorporated as “Musician’s Exchange” under the laws of the State of Nevada on February 4, 2008 and developed an internet destination and marketplace for musicians. On September 28, 2010, Musician’s Exchange amended its articles of incorporation to change its name from Musician’s Exchange to Voice Assist, Inc.

On July 22, 2010, the Company entered into the following:

(1) An Agreement of Purchase and Sale of Assets with SpeechPhone, LLC, a Delaware Limited Liability Company (“Speechphone”) to purchase substantially all of the assets of Speechphone in exchange for 10,250,000 shares of common stock and an agreement to issue 2,000,000 shares of convertible preferred stock in exchange for extinguishment of $1,700,000 in debt;

(2) An Agreement of Purchase and Sale of Assets with MDM Intellectual Property, LLC, a California Limited Liability Company (“MDM”) to purchase substantially all of the assets of MDM in exchange for 6,150,000 shares of common stock;

(3) An Agreement of Purchase and Sale of Assets with SpeechCard, LLC, a Delaware Limited Liability Company (“SpeechCard”) to purchase substantially all of the assets of SpeechCard in exchange for 1,025,000 shares of common stock;

(4) An Agreement of Purchase and Sale of Assets with Voiceassist, a Delaware Limited Liability Company (“Voiceassist”) to purchase substantially all of the assets of Voiceassist in exchange for 2,050,000 shares of common stock; and

(5) An agreement to issue 1,025,000 shares to purchase Mr. Michael Metcalf’s concept, Music By Voice; shareholders agreed to cancel a total of 8,400,000 shares upon the close of the transaction.

On September 30, 2010, the transaction was closed and substantially all of the assets and certain liabilities of Speechphone and the related entities listed above were acquired by the Company. For accounting purposes, the acquisition of substantially all of the assets and certain liabilities of Speechphone by the Company has been recorded as a reverse acquisition of a public company and recapitalization of Speechphone based on the factors demonstrating that Speechphone represents the accounting acquirer. The historic financial statements of Speechphone and the related entities, while historically presented as an LLC equity structure, have been retroactively presented as a corporation for comparability purposes. The Company changed its business direction and is now a voice recognition technology company focused on enabling access to any information through any device using speech technology.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the years ended December 31, 2011 and 2010 and notes thereto included in the Company’s Annual Report on Form 10-K filed on April 16, 2012. The Company follows the same accounting policies in the preparation of interim reports.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with insignificant interest rate risk and original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of interest-bearing bank accounts and money market funds. The Company’s cash positions represent cash on deposit in checking and savings accounts. These assets are generally available on a daily basis and are highly liquid in nature.

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, when services have been rendered. The Company recognized revenue from sales of $262,624 and $534,138 during the six months ended June 30, 2012 and 2011, respectively.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period. The net unamortized activation fees were $50,452 and $68,134 at June 30, 2012 and December 31, 2011, respectively. The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period. The net unamortized costs are $12,613 and $17,033 at June 30, 2012 and December 31, 2011, respectively. For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the three months ended June 30, 2012.

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

As of June 30, 2012, software development costs not yet amortized are $549,234. During the three months ended June 30, 2012 and 2011, amortization was $27,380 and $24,302, respectively.

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during the three and six months ended June 30, 2012 and 2011.

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

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include, adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,487,956 and cash used by operations of $595,072 for the six months ended June 30, 2012, and had a working capital deficit of $307,311 as of June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company is dependent upon debt and equity financing to continue operations. It is management’s plan to raise necessary funds via private placements of its common stock to satisfy the capital requirements of the Company’s business plan. There is no assurance that the Company will be able to obtain the necessary funds through continuing debt and equity financing to have sufficient operating capital to support a level of operations to obtain a level of cash flow to sustain continuing operations. If the Company is successful in raising the necessary funds, there is no assurance that the Company will successfully implement its business plan. The Company’s continuation as a going concern is dependent on the Company’s ability to raise additional funds through the private placement of its common stock or debt sufficient to meet its obligations on a timely basis and ultimately to attain profitable operations.

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

The Company received advances totaling $102,000 during the six months ended June 30, 2012. These advances are due upon demand, unsecured, and carry 0% interest.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 10,000,000 shares of its $0.001 par value preferred stock.

On October 4, 2010, the Company’s board of directors authorized Series A Convertible Preferred Stock. The Series A Convertible Preferred stock has a liquidation preference of $1.25 per share and is not entitled to dividends. The Series A Convertible Preferred stock may be converted on a 1:1 basis into shares of common stock at any time at the option of the holder, subject to adjustments for stock dividends, combinations or splits. The Series A Convertible Preferred stock has protective provisions. As long as any Series A Convertible Preferred shares are outstanding, this Corporation shall not, without first obtaining approval of the holders of at least two-thirds of the outstanding Series A Convertible Preferred which is entitled, other than solely by law, to vote with respect to the matter, and which Series A Preferred represents at least two-thirds of the voting power of the then outstanding Series A Convertible Preferred: (a) sell, convey or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Corporation is disposed of; (b) alter or change the rights, preferences or privileges of the Series A Convertible Preferred so as to affect adversely the Series A Convertible Preferred; (c) increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock; (d) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Series A Convertible Preferred with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or amend the Corporation’s Articles of Incorporation or bylaws.

On September 30, 2010, the Company issued 2,000,000 shares of Series A Convertible Preferred stock in exchange for extinguishment of $1,700,000 in debt.

As of June 30, 2012, there have been no other issuances of preferred stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On March 15, 2012, the Company filed an S-8 registration statement covering 3,000,000 shares (“S-8 Shares”) of common stock to be registered for sale to attorneys, consultants and employees pursuant to the 2012 Non-Qualified Consultant Stock Compensation Plan.

During the six months ended June 30, 2012, the Company issued the following shares of $0.001 par value common stock:

•	150,000 shares for a stock option exercised by a former executive officer for cash of $1,500.
•	45,250 shares for a stock option exercised by a former officer for cash of $453.
•	3,500 shares for a stock option exercised by an independent contractor for cash of $35.
•	500,000 shares to an attorney as payment for accounts payable valued at $60,000. These shares were part of the S-8 shares discussed above.
•	533,333 units consisting of one (1) share of common stock at $0.15 per share and one (1) callable warrant to purchase one share of common stock at $0.50 per share for a period of up to three years for cash.

•	1,000,000 shares of common stock as reimbursement to an executive officer for having transferred personal shares to a former executive officer of the Company valued at $2,000,000. This obligation was incurred and expensed in 2011.
•	The Company settled an existing related party payable, amounting to $23,000 for 100,000 shares of common stock,
•	195,000 shares of common stock to an executive officer in lieu of payment for unpaid compensation valued at $23,400.
•	600,000 shares of common stock to a board member for services rendered as a member of the board valued at $54,000.
•	75,000 shares of common stock to a financial advisory firm per a contract valued at $6,750.
•	50,000 shares of common stock to general counsel per a contract valued at $4,500.
•	732,047 shares of common stock as payment for accounts payable valued at $121,230. These shares were part of the S-8 shares discussed above.
•	5,333,333 units consisting of one (1) share of common stock at $0.15 per share and one (1) callable warrant to purchase one share of common stock at $0.50 per share for a period of up to five years for cash. The Company may call up to 1/3 of the original number of shares issuable upon exercise after the common stock closing bid price remains at a price greater than $1.00 per share for at least ten consecutive days and at least 100,000 shares have traded on each of such 10 trading days. The Company may call up to 2/3 of the original number of shares issuable upon exercise after the common stock closing bid price remains at a price greater than $1.50 per share for at least ten consecutive days and at least 100,000 shares have traded on each of such trading days. The Company may call up to 100% of the original number of shares issuable upon exercise after the common stock closing bid price remains at a price greater than $2.00 per share for at least ten consecutive days and at least 100,000 shares have traded on each of such trading days.
•	40,000 shares for exercise of a stock option of a former executive officer valued at $400.
•	40,000 shares for exercise of a stock option for a consultant valued at $400.

NOTE 5 – WARRANTS AND OPTIONS

Options Granted

On March 31, 2012, the Company granted an option to purchase 30,000 shares of common stock at $.50 per share exercisable for five (5) years to an employee per an employment agreement signed on March 1, 2012.  The fair value of the stock options are $1,177 and the Company recorded compensation expense.

On April 30, 2012, the Company granted options to purchase a total of 40,000 shares of common stock at $.50 per share exercisable for five (5) years to two employees per an employment agreement signed on March 1, 2012.  The fair value of the stock options are $2,916 and the Company recorded compensation expense.

On May 31, 2012, the Company granted options to purchase a total of 31,500 shares of common stock at $.50 per share exercisable for five (5) years to two employees per an employment agreement signed on March 1, 2012.  The fair value of the stock options are $4,781and the Company recorded compensation expense.

On June 30, 2012, the Company granted options to purchase a total of 23,000 shares of common stock at $.50 per share exercisable for five (5) years to two employees per an employment agreement signed on March 1, 2012.  The fair value of the stock options are $2,975 and the Company recorded compensation expense.

On June 30, 2012, the Company granted options to purchase a total of 41,775 shares of common stock at $.01 per share exercisable for five (5) years to three employees per agreements signed on September 1, 2011.  The fair value of the stock options are $9,268 and the Company reduced the accrued salaries account.

On June 30, 2012, the Company granted an option to purchase a total of 300,000 shares of common stock at $1.00 per share exercisable for five (5) years to a director per an option agreement signed on June 30, 2012.  The fair value of the stock options are $45,431 and the Company recorded compensation expense.

The following is a summary of the status of all of the Company’s stock options as of June 30, 2012 and changes during the six months ended on that date:

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at January 1, 2012	4,082,489	$0.83
Granted	506,275	$0.72
Exercised	(278,750)	$0.01
Cancelled	(1,146,639)	$0.93
Outstanding at June 30, 2012	3,163,375	$0.85
Options exercisable at June 30, 2012	2,556,532	$0.70

During the six months ended June 30, 2012, the Company granted a total of 5,866,666 warrants that were issued as part of Units sold to investors for cash. Thus, there is no compensation expense.

On March 7, 2012, the Company granted warrants to purchase a total of 300,000 shares of common stock at $0.25 per share exercisable for five (5) years to two consultants per a consulting agreement signed on March 7, 2012.  The fair value of the stock options are $26,333 and the Company recorded consulting expense.

On June 20, 2012, the Company granted a warrant to purchase a total of 5,000 shares of common stock at $0.50 per share exercisable for five (5) years to a consultant per a consulting agreement signed on June 20, 2012.  The fair value of the stock options are $1,007 and the Company recorded consulting expense.

On June 28, 2012, the Company granted a warrant to purchase a total of 100,000 shares of common stock at $0.50 per share exercisable for five (5) years to a consultant per a consulting agreement signed on June 28, 2012.  The fair value of the stock options are $17,964 and the Company recorded consulting expense.

The following is a summary of the status of all of the Company’s stock warrants as of June 30, 2012 and changes during the six months ended on that date:

	Number of Stock Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2012	3,048,000	$1.16
Granted	6,271,666	$0.49
Exercised	—	$0.00
Cancelled	—	$0.00
Outstanding at June 30, 2012	9,319,666	$0.71

NOTE 6 – EMPLOYMENT CONTRACTS

On March 1, 2012, the Company signed an employment contract with an employee to serve as Chief Technology Officer at a monthly salary of $15,000 to be payable in options to purchase shares of common stock at $.50 per share exercisable for five (5) years. Upon sufficient increase in capital resources and/or sales, the employee may begin to receive all or part of the compensation in cash. Upon such occurrence, the option amount for the month shall be reduced by the cash amount paid. Employee is to seek out business contacts for the Company. Should a business relationship between contact and the Company be consummated, employee will be entitled to 8% commission on revenue generated from contacts initiated and sold by him. The commission is reduced by 50% if contacts were initiated by other staff members or lead sources and/or if other sales associates assist or participate in the sales process. This employee resigned subsequent to the end of the period ended June 30, 2012.

On April 1, 2012, the Company signed an employment contract with an employee to serve as a sales person at a monthly salary of $5,000 to be payable in options to purchase shares of common stock at $0.50 per share exercisable for five (5) years. Upon sufficient increase in capital resources and/or sales, the employee may begin to receive all or part of the compensation in cash. Upon such occurrence, the option amount for the month shall be reduced by the cash amount paid. In addition, upon closing any new sales deals, the employee will be entitled to 10% commission on revenue generated from contacts initiated and sold by him. The commission is reduced by 50% if contacts were initiated by other staff members or lead sources and/or if other sales associates assist or participate in the sales process.

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

In consideration for the use of the Frankie Avalon Image and for his personal endorsement and agreement to be in one or more television commercials and/or marketing videos, the Company granted warrants to purchase a total of three hundred thousand (300,000) restricted common shares at $0.25 per share exercisable for three (3) years. These warrants were granted on March 7, 2012 as noted in Note 5 above.

NOTE 8 – SOFTWARE DEVELOPMENT CONTRACT

On June 28, 2012, the Company entered into a contract for the development of a customized software platform for a customer to facilitate the integration of its marketing and advertising platform within the Company’s services. The Company will receive $200,000 revenue for the software development services. This revenue will be recorded in the third quarter of 2012 in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, and “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. There are contractual milestones in this contract that are expected to be completed by the end of the third quarter.

NOTE 9 – SUBSEQUENT EVENTS

Pursuant to the 5,333,333 units sold by the Company in May 2012 for $800,000, a damages provision exists that calls for the Company to pay each investor 1.5% per month of the aggregate purchase price if a Registration Statement is not filed on or prior to sixty (60) days following the initial closing date of the offering. As of the filing date of this Form 10-Q, the Company has not filed a Registration Statement for the initial offering. Accordingly, the Company has recorded a liability of $12,000 as of August 20, 2012.

On July 3, 2012, the Board of Directors appointed Rod A. Shipman as an independent director. Mr. Shipman will serve as Lead Director as well as Chairman of the Audit and Compensation Committees.

On July 16, 2012, the Company issued the following shares of common stock:

•	160,648 shares of S-8 common stock for accounts payable valued at $39,846
•	75,000 shares of common stock to a financial advisory firm per a contract valued at $13,500
•	126,161 shares of common stock for accounts payable valued at $50,790

On July 16, 2012, the Company cancelled per the request of the recipient 38,025 shares of common stock previously issued for payment of an accounts payable valued at $5,704.

On August 2, 2012, the Company issued the following shares of common stock:

•	41,634 shares of S-8 common stock for accounts payable valued at $8,327
•	100,000 shares of common stock to an investment relations firm for services rendered during the six months ended June 30, 2012 valued at $9,000

On August 15, 2012, the Company issued 13,725 shares of common stock for exercise of stock option for cash of $138.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Voice Assist”, “the Company”, and similar terms refer to Voice Assist, Inc. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. Voice Assists’ actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K.

OVERVIEW

Voice Assist is a cloud-based speech recognition technology service company focused on communication, information and transaction processing.

Our technology allows consumers to use simple voice commands to dial, email, text or post to social networks such as Twitter and Facebook.

Our technology also allows business clients to use a cost effective virtual receptionist to answer incoming calls, determine who’s calling, place callers on hold, and play music and promotions for callers waiting on hold while finding key staff members, regardless of their current location. Incoming callers simply say the name of the person or department with whom they wish to speak and the virtual receptionist will transfer their calls immediately. Our virtual receptionist eliminates the need for callers to listen to long menus or navigate using touch tones to chose a department or spell the name of an employee using a telephone keypad. Callers say what or whom they want and are connected.

Mobile salespeople also use our technology to interface with cloud based databases such as www.salesforce.com. Salespeople can use voice commands to make sales calls, report sales results after each call, forecast sales or even schedule follow up calls or meetings.

Voice Assist builds features using a powerful rapid application development environment called SpeechScript™. SpeechScript is an extension of Java Script and provides developers with a simple, fast yet powerful way to build more features or voice enable any cloud based database or mobile app.

The Company generates revenue by building speech apps for the mass market such as our hands-free safe driving app, our virtual receptionist app and our CRM app. The Company then charges consumers or business clients to use these apps on a monthly subscription basis. The Company also private labels these apps for 3rd party resellers who buy these services on a wholesale basis, and then resell the services under their brand names.

TRENDS, EVENTS AND UNCERTAINTIES

Loss of Reseller

One of the Company’s resellers sold its business. The acquirer changed the business of the reseller from marketing and promoting the Company’s voice activated services to selling nutraceutical products. This change of ownership resulted in a reduction in revenue of approximately $50,000 per month.

Change in Marketing Strategy and Product Line

The Company recently changed its marketing strategy and product line to align itself with the mobile advertising industry and to follow a Freemium (ad-driven) business model similar to companies like Pandora, that give away free service which includes in-app advertisements with an option for subscribers to pay a monthly subscription fee to obtain the service without the advertisements. The Company believes it will be successful at upgrading Freemium accounts to paid subscribers during 2013.

In order to affect the new strategy, the Company formed a strategic alliance with Augme Technologies, Inc., a mobile advertising company (“Augme”). The Company signed a definitive agreement with Augme on June 28, 2012 pursuant to which Augme agreed to pay the Company a one-time non-recurring engineering fee (NRE) of $200,000. The Company will use the funds to integrate Augme’s technology with the Company’s speech platform. The integration of Augme’s technology will allow the Company to provide a version of its hands-free driving app that can be used for free, but will generate revenue from ads served up by Augme’s technology. The Company plans to insert advertisements in messages sent as well as during the audio experience on or about every ten uses per subscriber.

The Company is also building a hands-free music player that will voice enable music content to allow consumers driving an automobile to “say what they want to listen to”. As consumers listen to music content or internet radio, the app will insert audio advertisements that are actionable by voice. After hearing such an ad, drivers can speak various voice commands such as “like it, love it, hate it, buy it, connect me or send a coupon to my mobile phone”.

This will create a new category of talking mobile ads that are actionable and trackable by voice. The Company plans to charge advertisers for each in-message ad insertion, for each voice feedback response and for each call connected or coupon sent via SMS. As part of the definitive agreement with Augme, Augme will introduce, market and sell this new category of interactive talking mobile ads as “premium mobile ad space”.

The Company has also determined that many clients felt it was too difficult to sign up and/or subscribe to its service via our website at www.voiceassist.com. In order to solve this problem, the Company began building mobile applications to allow potential new clients to sign up by downloading the app from the Apple iTunes store and the Google Android store. The Company is beta testing these new apps and making minor revisions prior to releasing the apps to the general public. The Company believes that the ease of getting the app from the Apple store and/or the Google store along with the ease of use to set up and begin using the service will attract consumers seeking a hands-free safe driving app to comply with new local driving laws that restrict the use of mobile phones unless a hands-free solution is used.

 New Potential Revenue Sources

The Company enables wireless service providers, wireless device manufacturers, resellers and/or OEM’s to voice enable new or existing applications, handsets, headsets, speakerphones, automobiles, internet radio, IPTV systems, personal computers, tablet PCs, set top boxes, in home automation/alarm panels and other connected devices. The Company generates revenue by charging upfront NRE fees to build new features and functionality and/or integrate with partner networks and/or technology. The Company then generates monthly subscription revenue or annual license fees per user.

With the integration of Augme’s technology, the Company anticipates that it will generate revenue from mobile advertisements, actionable audio responses, per live call connection and per SMS coupon sent. The Company anticipates that revenues will also be generated from the sale of additional premium services, such as our hands-free music service currently under development.

The Company is currently in contact with approximately 50 potential clients including, but not limited to, major wireless carriers, handset manufacturers, headset manufacturers, auto manufacturers, navigation manufacturers, internet music providers, social networks, large associations, network marketing companies, CRM providers, mobile application providers, set top box manufacturers and advertising companies. There is no guarantee that any of the transactions will be consummated during this year or at all. While we anticipate revenue will increase in the next twelve months, we can provide no assurance that this will be the case. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2012 and June 30, 2011

Revenues. Our revenues decreased $170,108 for the three months and $271,514 for the six months ended June 30, 2012 from $299,089 for the three months and $534,138 for the six months ended June 30, 2011, respectively. This represents a 57% decrease in revenues quarter over quarter and a 51% decrease year-over-year. The decrease was a result of a change in the business of one of our primary resellers, which is no longer focusing on selling our voice activated telecom products and services.

Total Cost of Services. Our total cost of services decreased $63,414, or 45%, to $76,195 for the three months ended June 30, 2012 from $139,609 for the three months ended June 30, 2011 and $101,352, or 40%, to $151,797 for the six months ended June 30, 2012 from $253,149 for the same period in 2011. The decrease in our total cost of services is a result of reduced wholesale telecom services required because of the loss of the primary reseller noted in the revenue section above.

Legal and Professional. Our legal and professional expenses decreased $17,725, or 7%, to $237,665 for the three months ended June 30, 2012 from $255,390 for the three months ended June 30, 2011 and increased $4,306, or 1%, to $514,234 for the six months ended June 30, 2012 from $509,928 for the same period in 2011. The three month period decrease was a result of reduced need of legal services while the slight increase for the six month period was the result of a slight increase in professional fees during the first quarter of the period.

Selling, General and Administrative. Our selling, general and administrative expenses decreased $4,152,279, or 90%, to $486,168 for the three months ended June 30, 2012 from $4,638,447 for the three months ended June 30, 2011 and decreased $6,636,055, or 87%, to $970,961 for the six months ended June 30, 2012 from $7,607,016 for the same period in 2011. The decrease for both the three month and the six month period was largely due to a reduction in non-cash stock option compensation expense and other non-cash expense as well as decreased payroll and travel related expenses as the Company reduced its executive personnel by five.

Selling, General and Administrative – Related Parties. Our selling, general and administrative – related parties’ expenses increased $6,901, or 78%, for the three months ended June 30, 2012 from $8,775 for the three months ended June 30, 2011 and increased $5,843, or 24%, to $29,838 for the six months ended June 30, 2012 from $23,995 in the same period in 2011. The increase for both the three month and six month period was the result of increased need for related party professional staffing.

Depreciation and Amortization. Our depreciation and amortization expenses increased $3,411, or 9%, to $42,163 for the three months ended June 30, 2012 from $38,752 for the three months ended June 30, 2011 and increased $8,148, or 11%, to $83,970 for the six months ended June 30, 2012 from $75,822 for the same period in 2011. The increase for both the three month and six month period was the result of standard depreciation and amortization of software development costs.

Net Loss from Operations. We had $728,886 in net loss from operations for the three months ended June 30, 2012, as compared to a net loss from operations of $4,805,884 for the three months ended June 30, 2011 and $1,488,176 in net loss from operations for the six months ended June 30, 2012, as compared to net loss from operations of $7,935,772 during the same period in 2011. The decreased loss for both the three month and the six month period was the result of a reduction in non-cash stock option compensation expense and a decrease in of our executive personnel.

Interest Expense. Our interest expense decreased $556, or 97%, to $19 for the three months ended June 30, 2012 from $575 for the three months ended June 30, 2011, and decreased $444, or 39%, to $682 for the six months ended June 30, 2012 from $1,126 in the same period in 2011. The decrease for both the three month and six month period was the result of paying accounts payable timely made possible by the infusion of cash from the common stock and warrant offering during the six months ended June 30, 2012.

Other Income(Expense). Our other income (expense) had a net increase of $98 in other expense for the three months ended June 30, 2012, from $0 and a net increase in other income of $1,702 for the six months ended June 30, 2012 from $0 in the same period in 2011. The increase in expense for the three month period resulted from penalties on state tax payments and the increase in income for the six month period was the result of subleasing unused office space.

Net Loss. For the three months ended June 30, 2012, we generated a loss of $729,003, a decrease of $4,077,456, or 85%, from a net loss of $4,806,459 for the same period in 2011. For the six months ended June 30, 2012, we generated a net loss of $1,487,956, a decrease of $6,449,274, or 81%, from a net loss of $7,937,230 for the same period in 2011. This decrease was primarily attributable to a reduction in non-cash stock option compensation expense and the decrease in of our executive personnel.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2012 compared to December 31, 2011.

			Increase / (Decrease)
	June 30, 2012	December 31, 2011	$	%

Current Assets	$553,143	$281,106	$272,037	97%

Current Liabilities	$860,454	$2,923,726	$(2,063,272)	71%

Working Capital (deficit)	$(307,311)	$(2,642,620)	$(2,335,309)	(89)%

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity needed from the revenues generated from operations but there is no assurance that this will happen.

Since inception, we have financed our cash flow requirements through the issuance of common stock and related party notes payable. As we expand our activities, we may, continue to experience net negative cash flows from operations, pending additional revenues. We anticipate obtaining additional financing to fund operations through common stock offerings to the extent available or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from hosted speech services, licensing fees and/or software development fees in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan. If we cannot raise the funds necessary to execute on our business plan we may be required to severely curtail, or even to cease, our operations.

During the six months ended June 30, 2012, the current assets increased by $272,037, or 97%, when compared to the fiscal year ended December 31, 2011 due to an increase in cash from the common stock and warrant offering in May 2012.

During the six months ended June 30, 2012, the current liabilities decreased by $2,063,272, or 69%, when compared to the fiscal year ended December 31, 2011 current liabilities of $2,923,726. The decrease can be attributed to decrease in accounts payable to a related party and accounts payable.

We anticipate that we may incur operating losses during the next twelve months. The Company’s minimal operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving strategy and unpredictable revenue sources. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Voice Assist as a going concern. Voice Assist may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use revenues and sales of its securities to mitigate the effects of cash flow deficits; however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Voice Assist be unable to continue existence.

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

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period. The net unamortized activation fees were $50,452 as of June 30, 2012. The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period. The net unamortized costs are $12,613 as of June 30, 2012. For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the three and six months ended June 30, 2012.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (ASC) 718 “Stock Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC 505.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. To update the disclosure controls and procedures, the Company has engaged the services of an outside consultant with significant experience in this area.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock and Warrants Issued Pursuant to Subscription Agreements

During February and March 2012, the Company received $80,000 from an accredited investor for the purchase of 533,333 units consisting of one (1) share of common stock at $0.15 per share and one (1) callable warrant to purchase one share of common stock at $0.50 per share for a period of up to three years. These shares were issued on April 17, 2012.

During May, 2012, the Company received $800,000 from several accredited investors for the purchase of 5,333,333 units consisting of one (1) share of common stock at $0.15 per share and one (1) callable warrant to purchase one share of common stock at $0.50 per share for a period of up to five years. These shares were issued on May 30, 2012.

The issuance of the above securities is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506 The securities were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the securities were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the securities, were accredited investors and had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There were $48,650 in cash commissions paid on the issuance and sale of the shares.

Stock Issued as Payment to Third Parties

On January 1, 2012, the Company amended a previous agreement with an investment relations firm for the issuance of 100,000 shares of common stock for services to be rendered over six months. The shares are to be issued following the end of the six month period.

On February 27, 2012 the Company signed an agreement with outside legal counsel that authorized the issuance of 50,000 shares of common stock in connection with services to be rendered. These shares were issued on April 17, 2012.

On March 2, 2012, the Company signed an agreement with a financial advisory company that authorized the issuance of 300,000 shares of common stock in connection with services to be rendered. The Company will to issue 75,000 shares quarterly. The first 75,000 shares were issued on April 17, 2012.

The issuance of the above shares is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were, and in the future will be, issued directly and did not and will not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investments. The recipients had the opportunity to speak with the Company’s management on several occasions prior to their investment decision. There will be no commissions paid on the issuance of the shares.

Stock Issued to Affiliates

In April 2012, the Company issued to Mr. Michael Metcalf, the Chief Executive Officer of the Company, 1,000,000 shares of Common Stock to replace personal shares issued to the former President of the Company, Ms. Randy Granovetter, and 195,000 shares of Common Stock in lieu of unpaid compensation.

In April 2012, the Company issued 600,000 shares of Common Stock to Mr. Donald Sutherland as compensation for his services on the Company’s Board of Directors.

The issuance of the above shares is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly and did not involve a public offering or general solicitation. The recipients of the shares were affiliates of the Company.

Stock Issued as Payment to Related Third Party

In April 2012 the Company issued to Summit Capital, USA, Inc. 100,000 shares of restricted common stock to repay an accounts payable due in the amount of $23,000.

The issuance of the above shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipient of the shares has been afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipient, immediately prior to the sale of the shares, was an accredited investor and had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of its investment. The recipient had the opportunity to speak with our management on several occasions prior to its investment decision. There were no commissions paid on the issuance and sale of the shares.

Issuance of Stock as a Result of the Exercise of Stock Options

During the three month period ending June 30, 2012, the Company issued a total of 80,000 restricted shares of Common Stock to one former employee and one independent contractor for exercised options granted in June and September, 2011.

The above shares are exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The shares were issued directly by the Company and did not involve a public offering or general solicitation. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the issuance of the shares, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investments. The recipients had the opportunity to speak with the our management on several occasions prior to their investment decision. There were no commissions paid on the issuance of the shares.

Options Issued as Payment to Employees and Independent Contractors

On April 30, 2012, the Company granted an option to purchase 30,000 shares of common stock at $0.50 per share exercisable for five years to an employee per an employment agreement signed on March 1, 2012.

On April 30, 2012, the Company granted an option to purchase 10,000 shares of common stock at $0.50 per share exercisable for five years to an employee per an employment agreement signed on April 1, 2012.

On May 31, 2012, the Company granted an option to purchase 25,000 shares of common stock at $0.50 per share exercisable for five years to an employee per an employment agreement signed on March 1, 2012.

On May 31, 2012, the Company granted an option to purchase 6,500 shares of common stock at $0.50 per share exercisable for five years to an employee per an employment agreement signed on April 1, 2012.

On June 20, 2012, the Company granted an option to purchase 5,000 shares of common stock at $0.50 per share exercisable for five years to an independent contractor per an agreement signed on June 20, 2012.

On June 28, 2012, the Company granted an option to purchase 10,000 shares of common stock at $0.50 per share exercisable for five years to customer with whom the Company has a software development contract signed on June 28, 2012.

On June 30, 2012, the Company granted an option to purchase 20,000 shares of common stock at $0.50 per share exercisable for five years to an employee per an employment agreement signed on March 1, 2012.

On June 30, 2012, the Company granted an option to purchase 3,000 shares of common stock at $0.50 per share exercisable for five years to an employee per an employment agreement signed on April 1, 2012.

The grant of the above options is exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The recipients of the options were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the grant of the options, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investments. The recipients had the opportunity to speak with our management on several occasions prior to their investment decisions.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.

Item 3. Defaults Upon Senior Securities.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(2)

10.1	Custom Software and Development Contract by and between the Company and Augme Technologies, Inc., dated June 28, 2012**

10.2	Advertising Agreement by and between the Company and Augme Technologies, Inc., dated June 28, 2012**

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3(i)(a) to the Form S-1 filed on February 29, 2008

(2)	Incorporated by reference to Exhibit 3(ii)(a) to the Form S-1 filed on February 29, 2008

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

By:	/S/ Donna Moore
Donna Moore, Chief Financial Officer ( Principal Financial and Accounting Officer)

By:	/S/ Michael Metcalf
Michael Metcalf, Chief Executive Officer ( Principal Executive Officer)

Date: August 20, 2012

