Form 10-Q/A
period 2012-06-30
Voice Assist, Inc.
filed 2012-09-04
CIK 1428469

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

Yes[  ]   No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2012, was 40,575,827 shares.

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2012

EXPLANATORY NOTE

The sole purpose of this amendment to Voice Assist, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”) is to furnish Exhibit 101, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of Form 10-Q.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

By:	/S/ Donna Moore
Donna Moore, Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/S/ Michael Metcalf
Michael Metcalf, Chief Executive Officer (Principal Executive Officer)

Date: August 31, 2012