Form 10-Q
period 2012-09-30
Voice Assist, Inc.
filed 2012-11-19
CIK 1428469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2012, was 40,921,002 shares.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012		December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$5,434		$5,853
Accounts Receivable	109,975		80,608
Deferred Customer Activation Costs	7,057		17,033
Prepaid Expenses	90,664		177,612

Total Current Assets	213,130		281,106

Property & Equipment, Net	157,900		187,626
Software Development, Net	589,106		580,322

OTHER ASSETS
Other Assets	32,027		40,135

Total Other Assets	32,027		40,135

Total Assets	$992,163		$1,089,189

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$330,499		$534,997
Accounts Payable - Related Parties	-		2,023,000
Accrued Expenses	257,140		209,395
Deferred Revenue	28,226		68,134
Loans Payable	2,400		13,200
Loans Payable - Related Parties	177,000		75,000

Total Current Liabilities	795,265		2,923,726

Total Liabilities	795,265		2,923,726

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 and 2,000,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	2,000(	1)	2,000(	2)
Common stock, $0.001 par value, 100,000,000 shares authorized, 40,756,668 and 30,699,223 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	40,757(	3)	30,699(	4)
Additional Paid in Capital	25,118,398		21,066,540
Retained Earnings	(24,964,258)		(22,933,776)

Total Stockholders’ Equity (Deficit)	196,897		(1,834,537)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$992,163		$1,089,189

(1) $.001 par value, 10,000,000 shares authorized, 2,000,000 issued and outstanding

(2) $.001 par value, 10,000,000 shares authorized, 2,000,000 issued and outstanding

(3) $.001 par value, 100,000,000 shares authorized, 40,756,668 issued and outstanding

(4) $.001 par value, 100,000,000 shares authorized, 30,699,223 issued and outstanding

The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	07/01/2012 to 09/30/2012	07/01/2011 to 09/30/2011	01/01/2012 to 09/30/2012	01/01/2011 to 09/30/2011

OPERATING REVENUES
Revenues	$160,877	$191,357	$423,500	$725,495

OPERATING EXPENSES
Direct Cost of Services	80,039	79,033	230,061	327,981
Other Costs	2,102	1,608	3,877	5,809
Total Direct Cost of Services	82,141	80,641	233,938	333,790

Legal and Professional	159,899	225,836	663,256	735,764
Selling, General and Administrative	413,736	1,169,477	1,396,373	8,800,488
Selling, General and Administrative - Related Parties	7,333	-	37,171	-
Depreciation and Amortization	40,269	38,862	124,239	114,684

Total Operating Expenses	703,378	1,514,816	2,454,977	9,984,726

Net (Loss) from Operations	(542,501)	(1,323,459)	(2,031,477)	(9,259,231)

OTHER INCOME AND (EXPENSE)
Interest Expense	(337)	(579)	(1,019)	(1,705)
Other Income (Expense)	312	(348)	2,014	(348)

Total Other Income (Expense)	(25)	(927)	995	(2,053)

Net (Loss) before Income Taxes	(542,526)	(1,324,386)	(2,030,482)	(9,261,284)

Income Tax Expense	-	-	-	(332)

NET (LOSS)	$(542,526)	$(1,324,386)	$(2,030,482)	$(9,261,616)

Weighted Average Shares-Basic and Diluted	40,463,993	29,284,864	35,764,082	27,903,387

Earnings Per Share-Basic and Diluted	$(0.01)	$(0.05)	$(0.06)	$(0.33)

 The accompanying notes are an integral part of these condensed financial statements.

VOICE ASSIST, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Net Loss	$(2,030,482)	$(9,261,616)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	124,239	114,686
Shares Issued for Services and Accounts payable	149,783	345,667
Stock Option Amortization	761,357	4,299,592
Changes in operating assets and liabilities
Accounts Receivable	(29,367)	(65,439)
Deferred Customer Activation Costs	9,976	4,405
Prepaid Expense	86,948	(17,761)
Other Assets	8,109	(11,492)
Accounts Payable	40,353	120,394
Accounts Payable - Related Parties	-	2,000,000
Accrued Expenses	47,745	68,026
Deferred Customer Activation Fees	(39,908)	(17,622)

Net cash used in operating activities	(871,247)	(2,421,160)

Cash flows from investing activities
Acquisition and development of software assets	(90,926)	(174,529)
Purchase of Equipment	(12,372)	(85,356)

Net cash used in investing activities	(103,298)	(259,885)

Cash flows from financing activities
Proceeds from Loans Payable, Related Party	102,000	5,612
Proceeds from Loans Payable	-	12,000
Repayment of Loans Payable	(10,800)	(29,359)
Repayment of Loans Payable, Related Party	-	(58,256)
Proceeds from issuance of common stock	882,926	2,151,057

Net cash provided by financing activities	974,126	2,081,054

Net Decrease in Cash	(419)	(599,991)

Cash, Beginning of Year	5,853	615,722

Cash, End of Period	$5,434	$15,731

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$1,019	$-

Non Cash Financing Activities:
Payment of accounts payable through issuance of common stock	$2,414,163	$-
Stock Options granted for accrued liabilities	$-	$56,250
Common stock issued for prepaid services	$-	$369,000
Debt extinguished for common stock	$-	$653,057

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

On July 22, 2010, the Company entered into the following:

(1) An Agreement of Purchase and Sale of Assets with SpeechPhone, LLC, a Delaware Limited Liability Company (“Speechphone”) to purchase substantially all of the assets of Speechphone in exchange for 10,250,000 shares of common stock and an agreement to issue 2,000,000 shares of convertible preferred stock to Michael Metcalf in exchange for extinguishment of $1,700,000 in debt;

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

(4) An Agreement of Purchase and Sale of Assets with Voice Assist, a Delaware Limited Liability Company (“Voice Assist”) to purchase substantially all of the assets of Voice Assist in exchange for 2,050,000 shares of common stock; and

(5) An agreement to issue 1,025,000 shares to purchase Michael Metcalf’s concept, Music By Voice; shareholders agreed to cancel a total of 8,400,000 shares upon the close of the transaction.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company’s Annual Report on Form 10-K filed on April 16, 2012. The Company follows the same accounting policies in the preparation of interim reports.

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

Voice Assist, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The Company recognized total revenues of $423,500 and $725,495 during the nine months ended September 30, 2012 and 2011, respectively.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period. The net unamortized activation fees were $28,226 and $68,134 at September 30, 2012 and December 31, 2011, respectively. The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period. The net unamortized costs are $7,057 and $17,033 at September 30, 2012 and December 31, 2011, respectively. For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the three months ended September 30, 2012.

Software Development Costs

The Company has adopted the provisions of the Software Topic of the FASB ASC 350 to account for its internal and external software costs developed for internal use since the Company is dependent on the internal use automated speech recognition software to provide the enhanced services. Software development costs are capitalized for certain costs incurred during the application development stage and for upgrades and enhancements. Amortization is computed on an individual project basis using the straight-line method over the estimated economic life of the projected product, generally three to five years.

As of September 30, 2012, software development costs not yet amortized are $589,106. During the three months ended September 30, 2012 and 2011, amortization was $27,380 and $24,302, respectively.

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during the three and nine months ended September 30, 2012 and 2011.

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

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include, adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $2,030,482 and cash used by operations of $871,247 for the nine months ended September 30, 2012, and had a working capital deficit of $582,135 as of September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3 – LOANS PAYABLE – RELATED PARTIES

The Company received advances totaling $102,000 during the nine months ended September 30, 2012, bringing the total outstanding at that date to $177,000. These advances are due upon demand, unsecured, and carry 0% interest.

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

As of September 30, 2012, there have been no other issuances of preferred stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On March 15, 2012, the Company filed an S-8 registration statement covering 3,000,000 shares (“S-8 Shares”) of common stock to be registered for sale to attorneys, consultants and employees pursuant to the 2012 Non-Qualified Consultant Stock Compensation Plan.

During the three months ended September 30, 2012, the Company issued the following shares of $0.001 par value common stock:

●	241,933 shares of common stock for consulting and legal services valued at $61,127. Included in this amount was 202,282 shares issued under the S-8 filing noted above.
●	223,485 shares of common stock for consulting and accounts payable valued at $36,316. Included in this amount was 0 shares issued under the S-8 filing noted above.
●	Also in August 2012, the Company issued 13,725 shares of common stock for the exercise of an option for cash of $138.
●	180,839 shares of common stock for consulting, legal services and accounts payable valued at $44,507. Included in this amount was 158,839 shares issued under the S-8 filing noted above.

Voice Assist, Inc.

Notes to Condensed Financial Statements

(Unaudited)

NOTE 5 – WARRANTS AND OPTIONS

Options Granted

On July 31, 2012, the Company granted options to purchase a total of 23,000 shares of common stock at $0.50 per share exercisable for five (5) years to two employees per an employment agreement signed on March 1, 2012. The fair value of the stock options are $4,309 and the Company recorded compensation expense.

On August 31, 2012, the Company granted an option to purchase a total of 3,000 shares of common stock at $0.50 per share exercisable for five (5) years to an employee per an employment agreement signed on March 1, 2012. The fair value of the stock option was $485 and the Company recorded compensation expense.

On September 6, 2012, the Company granted options to purchase a total of 300,000 shares of common stock at $1.00 per share exercisable for five (5) years to an employee per an employment agreement dated September 1, 2012. The shares vest on an annual basis over a three year period. The fair value of the stock option was $41,412 and the Company recorded compensation expense.

On September 30, 2012, the Company granted an option to purchase a total of 3,000 shares of common stock at $0.50 per share exercisable for five (5) years to an employee per an employment agreement signed on March 1, 2012. The fair value of the stock option was $215 and the Company recorded compensation expense.

The following is a summary of the status of all of the Company’s stock options as of September 30, 2012 and changes during the three months ended on that date:

	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at June 30, 2012	3,163,375	$0.85
Granted	329,000	$0.64
Exercised	(13,725)	$0.01
Cancelled	(596,325)	$0.84
Outstanding at September 30, 2012	2,882,325	$0.83
Options exercisable at September 30, 2012	2,055,342	$0.77

If all exercisable options at September 30, 2012 were exercised, the Company would receive $1,578,705 in capital. 1,693,292 options had an exercise price greater than the Company’s closing stock price as of September 30, 2012.

During the three months ended September 30, 2012, the Company granted 5,000 warrants to purchase common stock at $0.50 per share exercisable for five (5) years to a consultant per a consulting agreement dated June 20, 2012. The fair value of the warrant was $358.

Voice Assist, Inc.

Notes to Condensed Financial Statements

(Unaudited)

The following is a summary of the status of all of the Company’s stock warrants as of September 30, 2012:

	Number of Stock Warrants	Weighted- Average Exercise Price
Outstanding at June 30, 2012	9,319,666	$0.82
Granted	5,000	$0.50
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at September 30, 2012	9,324,666	$0.82

If all warrants outstanding at September 30, 2012 were exercised, the Company would receive $7,694,833 in capital. All of the warrants had an exercise price greater than the Company’s closing stock price as of September 30, 2012. If all exercisable options and warrants at September 30, 2012 were exercised, the Company would receive $9,273,538 in capital.

NOTE 6 – EMPLOYMENT CONTRACTS

Effective September 1, 2012, the Company signed an employment agreement with an employee to serve as the Chief Financial Officer at a monthly salary of $6,000. This amount may be increased to $8,000 per month at such time as the Company’s cash flow permits. The agreement allows the payment of salary in the form of Company common stock at the fair market value of the shares on the date the compensation is due if the employee so elects. In addition to salary the agreement grants a stock option to acquire 300,000 shares of common stock at an exercise price of $1.00 as discussed in Note 5 above.

NOTE 7 – SUBSEQUENT EVENTS

For the period October 1, 2012 through November 13, 2012, The Company issued 164,334 shares of common stock for consulting, legal services and accounts payable valued at $24,650.

In October, the Company’s mobile app for Android was selected by and is being featured on Android phones by a nationwide Tier 1 wireless carrier. In November, the mobile app was selected and is being featured on Android phones by a second nationwide Tier 1 wireless carrier.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Voice Assist”, “the Company”, and similar terms refer to Voice Assist, Inc. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. Voice Assist’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K.

OVERVIEW

Voice Assist is a cloud-based speech recognition technology service company focused on communication, information and transaction processing.

Our technology allows consumers to use simple voice commands to dial, email, text or post to social networks such as Twitter and Facebook.

Our technology also allows business clients to use a cost effective virtual receptionist to answer incoming calls, determine who’s calling, place callers on hold, and play music and promotions for callers waiting on hold while finding key staff members, regardless of their current location. Incoming callers simply say the name of the person or department with whom they wish to speak and the virtual receptionist will transfer their calls immediately. Our virtual receptionist eliminates the need for callers to listen to long menus or navigate using touch tones to choose a department or spell the name of an employee using a telephone keypad. Callers say what or whom they want and are connected.

Mobile salespeople also use our technology to interface with cloud based databases such as www.salesforce.com Salespeople can use voice commands to make sales calls, report sales results after each call, forecast sales or even schedule follow up calls or meetings.

Voice Assist builds features using a proprietary rapid application development environment called SpeechScript™. SpeechScript is an extension of Java Script and provides developers with a simple, fast yet powerful way to build more features or voice enable any cloud based database or mobile app.

The Company generates revenue by building speech apps for the mass market such as our hands-free safe driving app, our virtual receptionist app and our CRM app. The Company then charges consumers or business clients to use these apps on a monthly subscription basis. The Company also private labels these apps for 3rd party resellers who buy these services on a wholesale basis, and then resell the services under their brand names. Additionally, the Company generates revenue from non-recurring engineering services for software development when business clients require these services for their particular applications.

TRENDS, EVENTS AND UNCERTAINTIES

Loss of Reseller

One of the Company’s resellers sold its business. The acquirer changed the business of the reseller from marketing and promoting the Company’s voice activated services to selling nutraceutical products. This change of ownership resulted in a reduction in revenue for the three and nine months ended September 30, 2012. Effective October 1, 2012, the Company reached an agreement to settle a dispute with the reseller, wherein the parties agreed to an amount to be paid to the Company under the previous contract terms and a payment schedule was established for the amounts due. The settlement amount agreed to by the parties is included in the revenue for the current quarter, because it relates to services for which we previously provided, but had not recorded revenue for such services.

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

In order to affect the new strategy, The Company will seek to form strategic alliances with mobile advertising companies to drive revenue from the Freemium applications. The eventual inclusion of such advertisements will allow Voice Assist to generate revenue from mobile advertisers each time a mobile ad is played or displayed and for each response by voice or touch. The company anticipates that it may receive a premium ad fee for each talking mobile ad with verbal responses to connect drivers to advertisers or when sending mobile coupons to nearby drivers. This will allow Voice Assist to provide a free version of its safe driving app that can be used for free but will still generate revenue from mobile advertisers. The Company believes this strategy will cause Freemium users who do not wish to see or hear the ads to sign up for the Company’s monthly subscription service and bolster the Company’s revenues from existing services.

The Company is also building a hands-free music application that will voice enable music content to allow consumers driving an automobile to “say what they want to listen to.” As consumers listen to music content or internet radio, the app will insert audio advertisements that are actionable by voice. After hearing such an ad, drivers can speak various voice commands such as “like it, love it, hate it, buy it, connect me or send a coupon to my mobile phone.”

This will create a new category of talking mobile ads that are actionable and trackable by voice. The Company plans to charge advertisers for display ads, audio ads and for each voice response or action such as a live call transfer or coupon sent via SMS.

To effect these strategies, the Company will need to raise additional capital, complete additional development and attract additional Freemium subscribers.

The Company has also determined that many clients felt it was too difficult to sign up and/or subscribe to its service via our website at www.voiceassist.com In order to solve this problem, the Company began building mobile applications to allow potential new clients to sign up by downloading the app from the Apple iTunes store and the Google Android store. In September 2012, the Company released its new application for the Android operating system. The new app is available as a free download from Google Play. Voice Assist for Android provides a safe driving application that lets drivers use voice commands to call, text and post to social networks like Twitter or Facebook with no typing required. New customers who subscribe through the app can use Voice Assist for free through a new ad supported plan. Other paid versions of the service with premium features and no advertising are available through the website. The Company is currently working through the approval process with Apple to provide similar service that works on all versions of iOS as well. The Company believes that the ease of getting the app from the Apple store and/or the Google store along with the ease of use to set up and begin using the service will help attract and retain consumers seeking a hands-free safe driving app to comply with new local driving laws.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2012 and September 30, 2011

Revenues. Our revenues decreased 16%, or $30,480, to $160,877 for the three months ended September 30, 2012 compared to $191,357 for the same three month period in the prior year. Revenue decreased 42%, or $301,995 to $423,500 for the nine months ended September 30, 2012 from $725,495 for the nine months ended September 30, 2011. The decrease in the three months ended September 30, 2012 and the nine month period was a result of the loss of the business of one of our primary resellers as previously noted.

Total Cost of Services. Our total cost of services increased $1,500, or 2%, to $82,141 for the three months ended September 30, 2012 from $80,641 for the three months ended September 30, 2011. Total cost of services decreased $99,852, or 30%, to $233,938 for the nine months ended September 30, 2012 from $333,790 for the same period in 2011. The increase in our total cost of services in the three months ended September 30, 2012 was due to an increase in the rate of wholesale telecom service fees during the three months ended September 30, 2012 and the decrease in the nine months ended September 30, 2012 is a result of reduced wholesale telecom services required because of the loss of the primary reseller noted in the revenue section above.

Legal and Professional. Our legal and professional expenses decreased $65,937, or 29% to $159,899 for the three months ended September 30, 2012 from $225,836 for the three months ended September 30, 2011 and $72,508, or 10%, to $663,256 for the nine months ended September 30, 2012 from $735,764 for the same period in 2011. The three and nine month period decreases were the result of reduced consulting services and accounting fees, offset by higher director fees in the current year to year period.

Selling, General and Administrative. Our selling, general and administrative expenses decreased $755,741 or 65% to $413,736 for the three months ended September 30, 2012 from $1,169,477 for the three months ended September 30, 2011 and decreased $7,404,115 or 84%, to $1,396,373 for the nine months ended September 30, 2012 from $8,800,488 for the same period in 2011. The decrease for both the three month and the nine month periods was primarily due to a reduction in non-cash stock option compensation expense as well as decreased payroll related expenses as the Company reduced its executive personnel by five.

Selling, General and Administrative – Related Parties. Our selling, general and administrative – related parties’ expenses were $7,333 for the three months ended September 30, 2012 and $37,171 for the nine months ended September 30, 2012 as a result of engaging related party professional staffing. There were no similar expenditures in the three and nine month periods in 2011.

Depreciation and Amortization. Our depreciation and amortization expenses increased $1,407, or 4% to $40,269 for the three months ended September 30, 2012 from $38,862 for the three months ended September 30, 2011, and increased $9,555, or 8%, to $124,239 for the nine months ended September 30, 2012 from $114,684 for the same period in 2011. The increase for both the three month and nine month period was the result of increases in the amortization of software development costs.

Net Loss from Operations. We had a $542,501 net loss from operations for the three months ended September 30, 2012, as compared to a net loss from operations of $1,323,459 for the three months ended September 30, 2011 and a $2,031,477 net loss from operations for the nine months ended September 30, 2012, as compared to a net loss from operations of $9,259,231 during the same period in 2011. The decreased in losses for both the three month and the nine month period was primarily the result of a reduction in non-cash stock option compensation expense and a decrease in executive personnel.

Interest Expense. Our interest expense decreased $242, or 42% to $337 for the three months ended September 30, 2012 from $579 for the three months ended September 30, 2011, and decreased $686, or 40%, to $1,019 for the nine months ended September 30, 2012 from $1,705 in the same period in 2011. The decrease for both the three month and nine month period was the result of paying accounts payable timely.

Other Income(Expense). Our other income (expense) increased $660 and $2,362 for the three and nine month periods ended September 30, 2012 when compared to an expense of $348 and $348 in the similar periods in 2011. The increase in income for both periods was the result of subleasing unused office space.

Net Loss. For the three months ended September 30, 2012, we generated a loss of $542,526, or $.01 per share, a decrease of $781,860, or 59%, from a net loss of $1,324,386, or $.05 per share, for the same period in 2011. For the nine months ended September 30, 2012, we generated a net loss of $2,030,482, or $.06 per share, a decrease of $7,231,134, or 78%, from the net loss of $9,261,616, or $.33 per share, for the same period in 2011. This decrease was primarily attributable to a reduction in non-cash stock option compensation expense and the decrease in executive personnel.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2012 compared to December 31, 2011.

			Increase / (Decrease)
	September 30, 2012	December 31, 2011	$	%
Current Assets	$213,130	$281,106	$ (67,97 6)	(24%)

Current Liabilities	$795,265	$2,923,726	$ (2,128,461)	73%

Working Capital (deficit)	$(582,135)	$(2,642,620)	$ (2,060,485)	(78%)

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

During the nine months ended September 30, 2012, the current assets decreased by $67,976 when compared to December 31, 2011, primarily due to a decrease in prepaid expenses.

During the nine months ended September 30, 2012, the current liabilities decreased by $2,128,461 when compared to December 31, 2011 current liabilities of $2,923,726. The decrease is primarily due to a decrease in accounts payable to a related party and accounts payable, the majority of which was settled in exchange for common stock.

We anticipate that we may incur operating losses during the next twelve months. The Company’s minimal operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving business strategy and unpredictable revenue sources. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy continually, develop and upgrade our website and/or mobile apps and respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Voice Assist as a going concern. Voice Assist may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use revenues and the sale of its securities to mitigate the effects of cash flow deficits; however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Voice Assist be unable to continue existence.

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

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, except as noted below, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, generally when services have been rendered.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period. The net unamortized activation fees were $28,226 at September 30, 2012. The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period. The net unamortized costs are $7,057 at September 30, 2012. For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the three months ended September 30, 2012. These fees and costs have continued to decline in amount as the revenue from our primary reseller has declined.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company has recently begun to improve these controls and procedures, but there is no firm date to be in compliance given the limited resources available to the Company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issued as Payment to Third Parties

On January 1, 2012, the Company amended a previous agreement with an investment relations firm for the issuance of 100,000 shares of common stock for services to be rendered over six months. These shares were issued in August 2012 and were valued at $25,000.

On March 2, 2012, the Company signed an agreement with a financial advisory company that authorized the issuance of 300,000 shares of stock in connection with services to be rendered. The Company will issue shares quarterly. The second 75,000 shares were issued in July 2012 and were valued at $13,500.

On June 14, 2012, the Company signed an agreement with outside legal counsel that authorized the issuance of 200,000 shares of restricted common stock valued at $0.50 per share for services to be performed. The shares are to be issued in increments based on the amount invoiced by the legal firm. The first 66,000 shares were issued in July 2012.

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

Issuance of Stock as a Result of the Exercise of Stock Options

During the three month period ending September 30, 2012, the Company issued a total of 13,725 restricted shares of Common Stock to an employee for exercised options granted in September, 2011.

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

Options Issued as Payment to Employees

On July 31, 2012, the Company granted options to purchase a total of 23,000 shares of common stock at $0.50 per share exercisable for five (5) years to two employees per an employment agreement signed on March 1, 2012.

On August 31, 2012, the Company granted an option to purchase a total of 3,000 shares of common stock at $0.50 per share exercisable for five (5) years to an employee per an employment agreement signed on March 1, 2012.

On September 30, 2012, the Company granted an option to purchase a total of 3,000 shares of common stock at $0.50 per share exercisable for five (5) years to an employee per an employment agreement signed on March 1, 2012.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(2)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3(i)(a) to the Form S-1 filed on February 29, 2008

(2)	Incorporated by reference to Exhibit 3(ii)(a) to the Form S-1 filed on February 29, 2008

**	Filed herewith

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

By:	/S/ William Osmundsen
William Osmundsen, Chief Financial Officer (Principal Financial Officer and Accounting Officer)

By:	/S/ Michael Metcalf
Michael Metcalf, Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2012

