Form 10-K
period 2012-12-31
Voice Assist, Inc.
filed 2013-04-16
CIK 1428469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54535

VOICE ASSIST, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 South Pointe Dr., Suite 100, Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (949) 655-1677

Copies of Communications to:

BP Law Group

8815 Research Drive

Suite 200

Irvine, CA 92618

(949) 407-5013

Fax (949) 234-6254

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $9,222,238 based on a share value of $0.23.

The number of shares of Common Stock, $0.001 par value, outstanding on April 12, 2013 was 42,052,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

VOICE ASSIST, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2012

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

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	our current lack of working capital;
●	inability to raise additional financing;
●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;
●	deterioration in general or regional economic conditions;
●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
●	inability to efficiently manage our operations;
●	inability to achieve future sales levels or other operating results; and
●	the unavailability of funds for capital expenditures.
●	codependence on mobile phone manufacturers and wireless carriers and other speech technology companies that we use in order to provide this service.
●	our ability to buy wholesale voice and data services at competitive prices in order to provide cost effective service.
●	codependence on cloud based technology that could fail or be disrupted and thereby interrupt our revenue stream or cause cancellations.

Throughout this Annual Report references to “we”, “our”, “us”, “Voice Assist’s”, “the Company”, and similar terms refer to Voice Assist, Inc.

PART I

ITEM 1.	BUSINESS

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

Recent Change in Management

On November 30, 2012 and December 3, 2012, the Company accepted the resignations of two of its directors, Rod Shipman and Scott Fox, respectively. No directors have been appointed in their place as of the date of this filing.

On December 2, 2012, the Company accepted the resignation of its Chief Financial Officer and Treasurer, William Osmundsen. The Company subsequently appointed on December 18, 2012, Mr. Michael Metcalf, the Company’s Chief Executive Officer and Director, as the interim Chief Financial Officer and Helen Metcalf as the Secretary.

Business of Voice Assist

Voice Assist is a cloud-based speech recognition technology services company focused on communication, information and transaction processing through any device using speech technology. Our technology allows consumers to use simple voice commands to dial, email, text or post to social networks. Our technology allows business clients to automate call answering, call routing and remote access to email, voice mail, CRM or other databases. Our rapid application development environment allows developers to use SpeechScript™, our proprietary development language, to build additional features that can be added to any account. We offer private labeled versions to resellers such as telecom service providers, wireless and wireline carriers, headset manufacturers, smartphone manufacturers, automobile manufacturers, and direct sales companies as well as resellers. Voice Assist functionality powers many new service offerings including enterprise data access and entry and a safe driving application that enables drivers to keep their eyes on the road rather than on the phone. Improving personal productivity and maximizing driving safety are just a few of its many benefits.

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

This proliferation of connected smart devices has also led to fragmentation in offerings and challenges supporting legacy mobile customers who do not have smartphones. Voice Assist allows services to be deployed across all handsets and mobile operating systems. With Voice Assist’s legacy telephony, Voice over Internet Protocol (VoIP) and web services background, Voice Assist is uniquely positioned to provide web (HTTP protocol), SIP/VoIP, and telephony access to users data. The ability to provide access via multiple communications paths is critical to Enterprise offerings and allows Voice Assist to enable services across the broadest range of consumer communication devices.

Voice Assist’s cloud-based services combine proprietary filtering and routing methods to optimize performance with best of breed hosted speech services from Lucent, Microsoft, and AT&T, Nuance, NeoSpeech and IBM. Voice Assist uses N + tiering architecture to provide a scalable redundant configuration to cost effectively grow platform resources that can be scaled according to demand.

Industry Background

Enterprise Enablement

Enterprises need current, timely, and accurate sales reporting information. The best time to gather this information is immediately after a sales call or a sales meeting. Similarly, many other Enterprise applications such as dispatch, field force, health care, etc. require employees to enter time sensitive data while the employee may be on the phone or on the move or have their hands occupied.

The Company has developed a Salesforce.com connector that allows a salesperson to update relevant customer information immediately following a meeting as the salesperson enters their car while the information is still fresh on their mind. Voice Assist has also integrated with Salesforce.com’s new Chatter service, which offers a secure social network for the salesperson to communicate with their customers or other team members. The Company also developed a dialer application that allows salespeople to originate sales calls by voice command. The service allows salespeople to verbally report call results after each call and then schedule follow up items or forecast sales when appropriate – all without typing. These features can increase the personal productivity of each salesperson that subscribes to the service.

Subject to available capital, the Company plans to market its Salesforce.com service as a Salesforce.com Alliance Partner in parallel with Salesforce.com with a model that is consistent with Salesforce.com.

Voice Assist leverages its SpeechScript TM technology to quickly integrate to Enterprise web-services and platforms. In addition to Salesforce.com, the Company plans to develop connectors to other CRM and Enterprise Platforms in 2013 to expand its Enterprise Services offerings.

Distracted Driving

One of the greatest challenges facing people today is driver distractions caused by the use of mobile phones while driving. Distracted drivers who take their hands off the wheel or their eyes off the road to look at or interact with a mobile phone create significant risk. According to the National Highway Traffic Safety Administration (NHTSA) 5,474 people were killed and 448,000 individuals were injured in motor vehicle crashes involving distracted drivers during 2009. The proliferation of smart phones with touch screens is multiplying this problem even further. This problem is so significant that at least 40 states have already passed hands-free driving and/or no texting while driving laws to help reduce fatalities and injuries. These laws are often referred to as “hands free driving laws” and require drivers to use a service like Voice Assist or put the phone down and not use it while driving.

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

Mobile phone companies and even automobile manufacturers are now promoting the use of Bluetooth speakerphones and/or Bluetooth headsets that sync up to your mobile phone when you enter the vehicle before driving. Although the use of Bluetooth devices can help reduce physical interaction with the mobile phone, multiple circumstances are still prevalent that require interaction and subsequently accidents.

The answer to this situation is to combine the use of hands-free devices such as a headset or speakerphone with a voice activated assistant that eliminates all physical interactions with the phone by replacing any and all physical interactions with simple voice commands.

The Voice Assist Solution

We develop market and support hosted speech applications that are designed to work with any handset and any carrier. Our solution includes best of breed automatic speech recognition (ASR) technology and text-to-speech (TTS) technology along with speech-to-text (STT) technology combined with a user friendly virtual assistant we call “Voice Assist.”

Voice Assist is an “enhanced service” that will work with any phone including but not limited to mobile phones, landlines, VoIP phones, SIP clients and instant messenger clients.

We build applications designed to increase driver safety and reduce or eliminate physical interaction with the phone except through voice commands. We develop and support private labeled versions of our applications and we help support third party developers to build additional speech applications using our proprietary SpeechScript TM language which is an extension of Java Script.

Products and Services

Our current Direct to Consumer service includes Voice Dialing, Email by Voice, Text by Voice and Post to Social Networks such as Twitter and Facebook by Voice. We also offer add-ons including Live Assist and Voice Assist for Saleforce.com. The service is available on-line with instant activation at www.voiceassist.com. We also offer mobile apps for iPhone s and Android phones. The Android version can be downloaded at: http://www.voiceassist.com/android and the Apple iOS version can be downloaded at: http://bit.ly/RB72uh

Voice Dialing allows subscribers to dial by saying a name or a name and location such as “call Michael Metcalf at work” or “call Michael Metcalf at mobile.” When the far end hangs up, Voice Assist returns to the subscriber to process the next voice command (continuous speech with multitasking).

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

Live Assist is another upgrade available for $10 per month more. Live Assist connects subscribers to a live personal concierge 24 hours a day, 7 days a week upon request up to 10 requests per month. Subscribers just say “Live Assist” to get connected. Live Assist can help with turn by turn driving instructions or make dinner reservations or even book travel such as hotel, rental car or airline tickets. Live Assist can also be used to look up information via the web and then have the information sent to your mobile phone via SMS text message or by email.

Voice Assist for Salesforce.com is another add-on for $10 per month more. This add-on allows salespeople to make sales calls by voice command and then report sales results at the end of each call. Salespeople just dictate notes and schedule follow up calls or even forecast the sale all by voice without typing. This saves time and helps salespeople report results faster.

The Voice Assist service is also optimized for bundling with communications product and for white labeling by Service Providers.

SpeechScript TM development and hosting services. The Company offers professional development and/or customization services to resellers and/or distribution partners. The Company also supports third party developers seeking to develop applications based on SpeechScript TM , our proprietary rapid application development environment. Although SpeechScript TM is proprietary, it is an extension of Java Script speeding speech application development to third party developers familiar with Java Script. Java Script is among the most familiar programming languages in the world. Applications written in SpeechScript TM are designed to be hosted on our hosted speech platform (HSP) in order to leverage the architecture of our platform including but not limited to our switching systems and billing platforms. Hosted applications are able to leverage our automated provisioning and billing platforms that offer instant on-line activation of new subscribers.

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

Voice Platform

Voice Assist leverages a hosted speech platform (HSP) that is located in multiple carrier neutral data centers. Each data center is configured in a redundant configuration. Each data center has a soft-switch which acts as the front end to the speech server farms. Callers are connected via the soft-switch (SS) to application servers (AP) which in turn interact with the hosted speech servers (HSP) along with the central database and the billing servers (BS). Voice Assist’s hosted speech platform (HSP) has already processed over 50 million calls and can be scaled as necessary based on subscriber demand.

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

Competition

The Company currently has and expects to have increased competition as many well known companies are beginning to pay close attention to the distracted driver problem. Some competition is coming from device manufacturers such as BlueAnt who are now imbedding speech technology into Bluetooth headsets and/or Bluetooth speakerphones. Additional competition is coming from mobile phone handset manufacturers and/or mobile operating system manufacturers who are also imbedding speech technology into their handsets such as Apple which includes SIRI and Google which includes Google Now with the sale of new handsets. Some of the companies competing against the Company have significantly more resources and a longer track record than Voice Assist does. Increased competition could negatively impact our Company.

There are also some hosted Distracted Driving speech applications that compete with the Company including but not limited to www.drivesafe.ly , www.dial2do.com , www.vlingo.com and www.voiceonthego.com. Some of these competitors have been in business longer and have more financial resources than we do at the present time and therefore they could also negatively impact the Company. Although the Company faces stiff competition from device manufacturers and other hosted speech application service providers, the Company’s management team has a history of building award winning speech applications and has competed favorably against other competitors in the industry for more than 13 years.

The Company has a strategy that, it believes, will help give it a competitive advantage and sufficient differentiation and is also taking steps to file patents or has patents pending that may help in this regard.

Intellectual Property

The Company has nine patents pending and anticipates filing additional patents to protect our intellectual property.

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

Software Development

The Company continues to improve our core applications and build new applications designed to improve driver safety and increase personal productivity. The Company will continue to spend money in software development in order to maintain its competitive advantage. Although the Company intends to grow the development team as it begins to support a greater number of applications and third party developers, anticipated subscriber growth may lower software development costs in terms of a percentage of sales.

The Company has adopted the provisions of FASB ASC 350-40 in order to account for its software developed for internal use since the Company is dependent on the internal use automated speech recognition software to provide the enhanced services. Software development costs are capitalized for certain costs incurred during the application development stage and for upgrades and enhancements. Amortization is computed on an individual project basis using the straight-line method over the estimated economic life of the projected product, generally three to five years.

Marketing

Subject to available capital, the Company plans to launch a television advertising campaign along with an internet marketing campaign to create public awareness and demand for our products and services. The Company anticipates that such marketing efforts will generate increased revenues for the Company but there is no assurance that such marketing efforts, if carried out, will result in sufficient sales revenues and net margins to cover the expected costs of such marketing endeavors.

The Company is also currently working with several resellers and distribution partners who are planning additional marketing campaigns focused primarily around selling private labeled services to home based entrepreneurs and small to midsized business clients.

Subject to the availability of capital, the Company also plans to retain the assistance of a public relations firm during 2013 to help create additional public awareness of the Voice Assist solution as the solution to the distracted driving problem. The Company was previously featured on Fox 11 news and got additional exposure by winning TMCnet.com’s “2010 Product of the Year” and also by winning “Best of Show” at CTIA 2011. The Company believes that advertising and public relations is important to the success of the Company; however, no assurance can be given that the Company will have the funds necessary to run such advertising or promotion or that such advertising or promotion will actually result in subscriber sales.

Employees

As of the date of this Current Report, we have 16 full-time and/or part-time employees and/or contractors working for the Company. None of them are represented by a labor union or subject to a collective bargaining agreement. We consider our relations with our staff members and contractors to be good.

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

Our contracts with third-party resellers do not require a third-party reseller to purchase our products or services. In fact, many of our third-party resellers also offer the products of some of our competitors. We cannot guarantee that any of our third-party resellers will continue to market our products or devote significant resources to doing so. In addition, although we are actively working to manage potential channel conflicts and maintain strong third-party reseller relationships, certain third-party reseller relationships likely have been adversely affected by the introduction of our own platform product or our direct sales activities, which may have an unfavorable impact on revenue from certain third-party resellers. Furthermore, we will, from time to time, terminate or adjust some of our relationships with third-party resellers in order to address changing market conditions, adapt such relationships to our business strategy, and resolve disputes or for other reasons. Any such termination or adjustment could have a negative impact on our relationships with third-party resellers and our business and result in decreased sales through third-party resellers or threatened or actual litigation. If our third-party resellers do not successfully market and sell our products or services for these or any other reasons, our sales could be adversely affected and our revenue could decline. In addition, our third-party resellers possess confidential information concerning our products and services, product release schedules and sales and marketing and third-party reseller operations. Although we have non disclosure agreements with our third-party resellers, we cannot guarantee that any third-party reseller would not use our confidential information to compete with us.

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

The continued development of the market for our products will depend upon the following factors, among others:

●	acceptance by businesses of the benefits of speech technology;

●	widespread and successful deployment of speech software applications;

●	end-user demand for services and solutions having a voice user interface;

●	demand for new uses and applications of speech software technology, including adoption of voice user interfaces by companies that operate web-based and touch tone IVR self service solutions;

●	adoption of industry standards for speech software and related technologies; and

●	continued improvements in hardware and telephony technology that may reduce the costs and deployment time of speech software solutions.

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

Over the past several years, there has been a global economic downturn. If the United States or global economic conditions deteriorate in the future, it is likely that capital spending will decline and our sales will be adversely affected. If such unfavorable economic conditions persist or worsen in the United States or internationally, such conditions will have a material adverse impact on our business, operating results and financial condition.

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

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions of companies or technologies would be accompanied by risks such as:

●	difficulties in assimilating the operations, personnel and technologies of acquired companies;

●	diversion of our management’s attention from ongoing business concerns;

●	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

●	additional expense associated with impairments of acquired assets, such as goodwill or acquired workforce;

●	increases in the risk of claims against us related to the intellectual property or other activities of the businesses we acquire;

●	maintenance of uniform standards, controls, procedures and policies; and

●	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

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

We also rely on continue access to voice and data services from multiple carriers. In the event these carriers have any network outage or disruption of our service, this may cause an interruption of our service to our customers. This could create liability and/or cancellations of recurring revenue. We limit these risks by including clauses in our contracts to limit our liability caused by 3rd party networks and/or products and services provided by 3rd parties.

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

We have filed multiple U.S. patent applications. There is no guarantee that we will be issued additional patents under our current or future patent applications. Any patents issued to us could be circumvented or challenged. If challenged, a patent might be invalidated or its claims might be substantially narrowed. Our intellectual property rights may not be adequate to provide us with a competitive advantage and, in any event, may not prevent competitors from entering the markets for our products. Additionally, our competitors could independently develop non-infringing technologies that are competitive with, equivalent to, or superior to our technology.

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

Since our common stock is currently under $5.00 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act. Therefore, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. If the trading price of the common stock stays below $5.00 per share, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;

●	Disclose certain price information about the stock;

●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

●	Send monthly statements to customers with market and price information about the penny stock; and

●	Approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules, in some circumstances.

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

We have four individuals, including Executive Management, responsible for ensuring compliance with our internal control procedures. Management has determined that our internal controls are, at this time, inadequate or ineffective which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

We currently maintain an office at 2 South Pointe Dr., Suite 100, Lake Forest, California. We currently pay $9,107 per month in rent. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is traded in the over-the-counter securities market through the Financial Industry Regulatory Authority (“FINRA”) Automated Quotation Bulletin Board System, under the symbol “VSST”. We have been eligible to participate in the OTC-QB since January 26, 2010. The following table sets forth the quarterly high and low bid prices for our common stock during our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC-QB. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2012		2011
	High	Low	High	Low
1 st Quarter	0.40	0.10	3.10	1.55
2 nd Quarter	0.44	0.06	2.19	1.05
3 rd Quarter	0.29	0.11	1.70	0.49
4 th Quarter	0.25	0.04	0.82	0.26

As of April, 12, 2013, the Company’s Stock closed at a price of $0.08.

Holders of Common Stock

As of April 12, 2013, we had 110 stockholders of record of the 42,052,500 shares outstanding.

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

We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of our:

●	financial condition;

●	earnings;

●	need for funds;

●	capital requirements;

●	prior claims of preferred stock to the extent issued and outstanding; and

●	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

2010 Stock Incentive Plan

We have reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2010 Stock Incentive Plan (“the Plan”) that was adopted in August of 2010. On June 29, 2011 all the options granted under the 2010 Stock Incentive Plan were cancelled. On June 30, 2011 the Company issued the holders of the cancelled options the same number of options with the same vesting and exercise schedule under the 2011 Stock Incentive Plan. As of December 31, 2012, zero (-0-) options had been granted under the Plan.

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

Stock Subject to the 2010 Plan

Shares that are eligible for grant under the Plan to participants include Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock. “Incentive Options” are any options designated and qualified as an “incentive stock option” as defined in Section 422 of the Internal Revenue Code. “Non-Qualified Options” are any options that are not an Incentive Option. To the extent that any option designated as an Incentive Option fails in whole or in part to qualify as an Incentive Option, including, without limitation, for failure to meet the limitations applicable to a ten percent stockholder or because it exceeds the annual limit, it shall to that extent constitute a Non-Qualified Option. “Restricted Stock” is shares of common stock issued pursuant to any restrictions and conditions as established in the Plan.

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

2011 Stock Incentive Plan

On June 27, 2011, the Company adopted a 2011 Stock Incentive Plan (“the 2011 Plan”), reserving 10,000,000 shares of common stock. The plan is filed as Exhibit 10-8 to this filing. As of December 31, 2012, 8,307,625 options had been granted under the 2011 Plan, 5,461,325 options had been cancelled, 292,475 had been exercised, and 2,553,825 options were outstanding.

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

Stock Subject to the 2011 Plan

Shares that are eligible for grant under the 2011 Plan to participants include Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock. “Incentive Options” are any options designated and qualified as an “incentive stock option” as defined in Section 422 of the Code. “Non-Qualified Options” are any options that are not an Incentive Option. To the extent that any option designated as an Incentive Option fails in whole or in part to qualify as an Incentive Option, including, without limitation, for failure to meet the limitations applicable to a ten percent stockholder or because it exceeds the annual limit, it shall to that extent constitute a Non-Qualified Option. “Restricted Stock” is shares of common stock issued pursuant to any restrictions and conditions as established in the 2011 Plan.

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

Options give directors, officers, employees and consultants the opportunity to purchase stock at a fixed price for a period of time. To determine the Fair Market Value of the options under this plan, the Board has set the strike price at the fair market value of our common stock on the grant date.

The following table sets forth information as of December 31, 2012 regarding outstanding shares granted under the plans and options reserved for future grant under the plans. The grant of these options have not been delayed, accelerated or coordinated with the release of material non-public information.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,553,825	$0.82	7,446,175

Equity compensation plans not approved by stockholders	--	$--	--

Total	2,553,825	$0.82	7,446,175

The Plan is intended to encourage directors, officers, employees and consultants to acquire ownership of common stock. The opportunity so provided is intended to foster in participants a strong incentive to put forth maximum effort for its success and growth, to aid in retaining individuals who put forth such effort, and to assist in attracting the best available individuals to the Company in the future.

Recent Sales of Unregistered Securities

Stock and Warrant Issuances Pursuant to Subscription Agreements

During the fourth quarter of 2012, the Company issued a total of 666,667 Units comprised of shares of restricted Common Stock and Warrants to three accredited investors. The investors purchased the 666,667 Units for a total purchase price of $100,000, all of which was paid in cash.

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

Issuance of Stock Options

Other than stock options extended to its new board of advisers, as further described in the section entitled Compensation of Directors below, during the fourth quarter of 2012 and through the date of this filing, the Company has not issued any Stock Options to its employees, directors or consultants.

Subsequent Events

Issuance of Stock to Independent Contractors

Subsequent to year-end in March 2013, the Company issued 213,000 shares of stock to two (2) independent contractors to the Company. The shares were issued pursuant to contracts entered into with these independent contractors and for services rendered.

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

Cancellation of Stock

The Company will cancel 187,500 shares of common stock in April 2013. The shares were issued to Augme Technologies as part of the Custom Software Development Contract entered into between Voice Assist and Augme Technologies on July 13, 2012. The cancelled shares pertain to a release agreement entered into by the Company on March 5, 2013 to terminate the Custom Software Development Contract.

Shares to be Issued

On January 16, 2013, the Company received $100,000 from an unrelated party for Units of common stock. This is pursuant to the subscription agreement dated December 26, 2012. The agreement is for Units consisting of one share of common stock at $0.08 per Unit with a max offering of $200,000. The other $100,000 was received by the Company in December 2012. As of the date of this filing no shares have been issued.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended December 31, 2012.

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

Our Operations

Voice Assist is a hosted speech services provider offering cloud based speech recognition technology designed to voice enable mobile applications and cloud based services. Voice Assist provides hands-free safe driving applications such as voice dialing, email by voice, text by voice and posting to social networks by voice. Voice Assist also works with 3rd party developers to voice enable mobile applications and cloud based services. Voice Assist sells direct to the public via our website at www.voiceassist.com and also through the app stores on Google Play and Apple iTunes for iPhone and also licenses technology or revenue shares and provides hosted services to enterprises, 3rd party developers, wireless and wireline service providers and value added resellers.

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

We currently earn our revenues from enterprises and consumers who pay us a monthly recurring fee to use our services.  We also generate revenue by hosting speech applications and providing enhanced communication services to resellers and other service providers.  When the development portal is complete, we also expect to generate revenue on a pay per use basis and/or also based on revenue sharing with 3rd party application developers. Completion of the development portal is subject to available capital.

Results of Operations

Comparison of Years Ended December 31, 2012 and December 31, 2011

The following table sets forth key components of our results of operations during the fiscal years ended December 31, 2012 and December 31, 2011. The financial data should be read in conjunction with the financial statements, related notes and other financial information included in this Annual Report.

	Fiscal Year Ended December 31,		Increase (Decrease)
	2012	2011	$	%
OPERATING REVENUES
Total Revenues	$564,597	$872,010	$(307,413)	(35%)

OPERATING EXPENSES
Direct Cost of Services	344,329	480,019	(135,690)	(28%)
Other Costs of Revenues	12,756	9,318	3,438	37%
Total Direct Cost of Services	357,085	489,337	(132,252)	(27%)

Legal and Professional	839,306	1,011,589	(172,283)	(17%)
Selling, General and Administrative	1,861,886	9,293,198	(7,431,312)	(80%)
Selling, General and Administrative – Related Parties	-	40,895	(40,895)	(100%)
Advertising and Marketing	54,700	113,119	(58,419)	(52%)
Impairment of Software
Development Costs	351,289	-	351,289	100%

Depreciation and Amortization	164,470	157,651	6,819	4%

Net Loss from Operations	(3,064,139)	(10,233,779)	7,169,640	70%

OTHER INCOME AND (EXPENSE)
Interest Expense	(1,139)	(2,316)	1,177	51%
Other Income (Expense)	2,850	(1,490)	4,340	291%

Total Other Income (Expense)	1,711	(3,806)	5,517	145%
Net Loss before Income Taxes	(3,062,428)	(10,237,585)	7,175,157	70%
Income Tax Expense	-	-	-	-
NET LOSS	$(3,062,428)	$(10,237,585)	$7,175,157	70%

Revenues. Our revenues decreased to $564,597 in the fiscal year ended December 31, 2012 from $872,010 in the fiscal year ended December 31, 2011, representing a 35% decrease. The decrease in revenues is a result of a decrease in business from our primary reseller after it was sold to a 3rd party that discontinued providing enhanced telecom services and a decrease in retail subscribers resulting from nonpayment of services.

Total Cost of Services. Total cost of services decreased $132,252, or 27% to $357,084 in the fiscal year ended December 31, 2012 from $489,337 for the fiscal year ended December 31, 2011. The decrease in the total cost of services is a result of decreased carrier fees for the services provided.

Legal and Professional. Legal and professional expenses decreased $172,283, or 17%, to $839,306 in the fiscal year ended December 31, 2012 from $1,011,589 for the fiscal year ended December 31, 2011. The decrease in legal and professional fees was the result of decreased consulting fees, accounting fees and legal fees relative to a public company, patent applications and corporate transaction work.

Selling, General and Administrative. Selling, general and administrative expenses decreased $7,431,312, or 80%, to $1,861,886 for the fiscal year ended December 31, 2012 from $9,293,198 for the fiscal year ended December 31, 2011. The decrease was the result of a reduction of management personnel and stock-based compensation.

Selling, General and Administrative – Related Parties. Selling, general and administrative – related parties’ expenses decreased $40,895, or 100%, to $0 in the fiscal year ended December 31, 2012 from $40,895 for the fiscal year ended December 31, 2011. The decrease was the result of no longer receiving related party management fee charges.

Advertising and Marketing. Our advertising and marketing expenses decreased $58,419, or 52%, to $54,700 in the fiscal year ended December 31, 2012 from $113,119 for the fiscal year ended December 31, 2011. The decrease was the result of lower marketing expense due to a lack of capital.

Impairment of Software Development Costs. During the period ended December 31, 2012, management determined that certain software development costs were impaired and needed to be written off as the expected future net cash flows associated with these assets was less than their carrying value. Therefore, software development costs totaling $351,289 were written off to expense.

Depreciation and Amortization. Our depreciation and amortization expenses increased $6,819, or 4%, to $164,470 in the fiscal year ended December 31, 2012 from $157,651 for the fiscal year ended December 31, 2011. The increase was the result of regular annual depreciation of fixed assets and the amortization of capitalized software development costs.

Net Loss from Operations. We had $3,064,139 in net loss from operations in the fiscal year ended December 31, 2012, as compared to net loss from operations of $10,233,779 during the period ended December 31, 2011. The decrease was the result of the reduction of management personnel, advertising and marketing costs, expenses for stock options granted to executives and employees and accounting and legal fees.

Interest Expense. Interest expense decreased $1,177, or 51%, to $1,139 in the fiscal year ended December 31, 2012 from $2,316 for the fiscal year ended December 31, 2011. The decrease was the result of a reduction of finance related transactions.

Other Income (Expense). Other income (expense) increased $4,340 to income of $2,850 in the fiscal year ended December 31, 2012 from expense of $1,490 for the fiscal year ended December 31, 2011. The increase was mainly the result of sublet rental income.

Net Loss. In the fiscal year ended December 31, 2012, we generated a net loss of $3,062,428, a decrease of $7,175,157, or 70%, from $10,237,585 for the period ended December 31, 2011. This increase was primarily attributable to the reduction of management personnel, decreased advertising and marketing costs, expense for stock options granted to executives and employees and accounting and legal fees.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2012 compared to December 31, 2011.

			Increase / (Decrease)
	December 31, 2012	December 31, 2011	$	%

Current Assets	$198,991	$281,106	$(82,115)	(29%)

Current Liabilities	$968,482	$2,923,726	$(1,955,244)	(67%)

Working Capital	$(769,491)	$(2,642,620)	$(1,873,129)	(71%)

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

During the year ended December 31, 2012, the current assets decreased by $82,115 when compared to December 31, 2011 mostly due to a reduction in prepaid expenses from December 31, 2011 that were amortized at the rate of $6,833 per month through December 31, 2012.

During the twelve months ended December 31, 2012, the current liabilities decreased by $1,955,244 when compared to December 31, 2011 current liabilities of $2,923,726. Approximately $273,536 of the balance in accounts payable at the fiscal year end December 31, 2012 is for attorneys, software developers and consultant’s fees. The major decrease in current liabilities was from the extinguishment of a liability to a related party for shares previously transferred from personal holdings for Company purposes.

We anticipate that we may incur operating losses during the next twelve months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, obtain a larger customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our software and website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Voice Assist as a going concern. Voice Assist may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use revenues and sales of its common stock to mitigate the effects of cash flow deficits; however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Voice Assist be unable to continue existence.

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

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, generally when services have been rendered. The Company recognized revenue from sales of $564,597 during the twelve months ended December 31, 2012.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period. The net unamortized activation fees were $6,000 at the twelve months ended December 31, 2012. The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period. The net unamortized costs are $1,500 at the twelve months ended December 31, 2012. For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the twelve months ended December 31, 2012.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Financial Accounting Standards Board’s Accounting Standard Codification (ASC) 718 “Stock Compensation.” Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC 505-50.

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

Not applicable because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-18 of this Form 10-K.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, and as a result in the recent change in management, management concluded that our internal control over financial reporting was ineffective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

No other information noted.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title	Term Commencing
Michael Metcalf	50	Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer	09/30/10

Duties, Responsibilities and Experience

Michael Metcalf, Chairman of the Board, Chief Executive Officer, Interim Chief Financial Officer: Since 2002, Mr. Metcalf has served as Chairman and Founder of SpeechPhone LLC. Between 1997 and 2002, Mr. Metcalf served as Chairman and CEO of Sound Advantage LLC. While at Sound Advantage, Mr. Metcalf raised $42 million before merging the company with AVST, Inc. Prior to Sound Advantage, Mr. Metcalf spent 7 Years at TelWest, where he raised $3 million and eventually sold to a public company, USLD. During the early stage of his career, Mr. Metcalf developed skills as a PBX engineer, software engineer, product manager, development manager, and proven ability in corporate development. More recently, the Southern California business community recognizes him as a successful serial entrepreneur, noteworthy for innovative product inventions. He has led his product development organizations to win 25 top industry awards over the past twelve years including five “Product of the Year” awards.

Following the resignations of Rod Shipman and Scott Fox from the Board of Directors during the last quarter of 2012, Mr. Metcalf remained as the sole director (“Sole Director”) of the Company and immediately extended offers to Barry George, Bob Howard, and Andrew Rauch to assist the Sole Director in an advisory capacity.

Family Relationships

In the last quarter of 2012, Helen Metcalf, was appointed as Secretary of the Corporation. Ms. Metcalf is the wife of the Chief Executive Officer and Interim Chief Financial Officer.

Code of Ethics

On September 29, 2010, we adopted a Code of Business Conduct and Ethics for directors, officers and employees of the Company. A copy of the Code of Business Conduct and Ethics is attached as Exhibits 99.3 to the 8-K filed November 12, 2010.

Limitation of Liability of Directors and Indemnification

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

In accordance with the Nevada General Corporation Law and our bylaws, we have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock that has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

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

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company and only having one executive officer, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies. To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officer and Director of the Company. Decisions regarding the non-equity compensation of other employees of the Company are made by the Chief Executive Officer.

Summary Compensation

During the year ended December 31, 2012, Mr. Metcalf received compensation for his role as the Company’s Chief Executive Officer. During the year ended December 31, 2012. Mr. Osmundsen received compensation for his role as Chief Financial Officer and interim Chief Financial Officer. During the year ended December 31, 2012, Mr. Weber received compensation for his role as Chief Technology Officer. As of December 31, 2012, executives received compensation totaling $200,256.

During the year ended December 31, 2012, the Company began deferring compensation for one executive. At December 31, 2012, the Company had $138,375 accrued for his deferred payroll. In exchange for deferring the payroll, the executive elected to receive 20% of his deferred salary in options valued at $0.01. The Company granted $20,600 in options and accrued $5,589 for additional options at December 31, 2012.

During the year ended December 31, 2012, members of the Board of Directors received compensation as further outlined in the section entitled Compensation of Directors below.

SUMMARY COMPENSATION AND GRANTS

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the last two fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen sation ($)	Total ($)
Michael Metcalf,
Chief Executive Officer (1)	2012	$64,625	(5)	-0-	-0-	20,600	-0-	-0-	-0-	$85,225
	2011	$107,871	(5)	-0-	-0-	1,138,643	-0-	-0-	-0-	$1,246,514

Donna Moore,
Former Chief Financial Officer (2)	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-		-0-	$20,500	-0-	-0-	-0-	-0-	$20,500

Bill Osmundsen
Former Chief Financial Officer (6)	2012	$12,000		-0-	-0-	$41,412	-0-	-0-	-0-	$53,412
	2011	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

Dean Weber
Former Chief Technology Officer (7)	2012	$19,195		-0-	-0-	$42,424	-0-	-0-	-0-	$61,619
	2011	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

Randy Granovetter,
Former President (3)	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	$126,708		10,000	-0-	1,004,298	-0-	-0-	-0-	$1,141,006

Michael Silva,
Former Chief Financial Officer (4)	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	$104,943		-0-	-0-	514,160	-0-	27,500	-0-	$646,603

(1)	Mr. Metcalf was appointed Chief Executive Officer of the Company on September 30, 2010.
(2)	Ms. Moore was appointed Chief Financial Officer of the Company on October 20, 2011 and resigned her position on August 31, 2012.

(3)	Mr. Silva was appointed Chief Financial Officer of the Company on January 1, 2011 and resigned his position on October 17, 2011.
(4)	Ms. Granovetter was appointed President of the Company on January 1, 2011 and resigned her position on October 14, 2011.
(5)	Mr. Metcalf has a total of $132,375 accrued but unpaid salary.
(6)	Mr. Osmundsen was appointed Chief Financial Officer on September 1, 2012 and resigned his position on December 2, 2012.
(7)	Mr. Weber was appointed Chief Technology Officer on March 1, 2012. He was terminated on August 10, 2012.

Stock Options Granted During the Most Recently Completed Financial Year

OUTSTANDING EQUITY AWARDS
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares of Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of unearned shares, Units or other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or other rights that have not vested
Michael Metcalf, Chief Executive Officer	20,600	0	0	$0.01	6/1/2017	0	0	0	0

Dean Weber, Former Chief Technology Officer	125,000	0	0	$0.50	4/10/2013	0	0	0	0

Bill Osmundsen, Former Chief Financial Officer	300,000	0	0	$0.50	1/3/2013	0	0	0	0

Donna Moore, Former Chief Financial Officer	0	0	0	0	0	0	0	0	0

Employment Agreements

The company did not enter into any employment agreements during the fourth quarter of 2012 nor through the date of this report.

Compensation of Directors

On December, 18, 2012, the Board of Directors extended offers to Barry George, Bob Howard, and Andrew Rauch to assist the Sole Director in an advisory capacity. They will each receive 15,000 restricted common shares for each quarter that they serve as advisors as compensation for their advisory services.

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

The table below summarizes the total compensation paid to Directors of the Company during the year ended December 31, 2012. Any executives of the Company also serving on the Board are represented in the Summary Compensation Table above.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Donald Sutherland	$54,000	$54,000	(1)	$0.00		$0.00	$0.00	$0.00	$0.00

Scott Fox (2)	$32,000	$0.00		$0.00	(3)(4)	$0.00	$0.00	$0.00	$0.00

(1)	On April 13, 2012, Mr. Sutherland was issued 600,000 shares of the Company’s Common Stock as compensation for his services on the Company’s Board of Directors. Mr. Sutherland resigned on September 6, 2012.
(2)	Independent Director. Scott Fox resigned on December 3, 2012.
(3)	The 250,000 options granted on June 30, 2011 have an exercise price of $0.01. The options vested immediately. Scott Fox resigned on December 3, 2012. These options expired unexercised one month after his resignation date subsequent to year-end on January 3, 2013.
(4)	The 225,000 options granted on April 15, 2011, have an exercise price of $1.00. Scott Fox resigned on December 3, 2012. These options expired unexercised one month after his resignation date subsequent to year-end on January 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on April 12, 2013 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 42,052,500 shares of common stock outstanding.

Security Ownership of Management

Title of Class	Name of Beneficial Owner (1)	Amount of Beneficial Ownership		Percent of Class (2)
Common	Michael D. Metcalf	14,823,376	(3)(4)	35.4%
	All Beneficial Owners as a Group	14,823,376		35.4%

(1)	As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Parties’ address is in care of the Company at 2 South Pointe Dr., Suite 100, Lake Forest, CA 92630.
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Includes: (i) 2,000,000 shares of Series A preferred stock issued to Mr. Metcalf and may be converted on a 1:1 basis into shares of common stock at any time; (ii) 10,250,000 shares of common stock issued to SpeechPhone LLC pursuant to the Agreements of Purchase and Sale of Assets and (iii) 2,573,376 shares of common stock issued to Metcalf Family Trust; Mr. Metcalf has sole voting power over the 2,000,000 shares of common stock he may acquire through the conversion of the Series A preferred stock, and he shares voting and investment power over the 10,250,000 SpeechPhone LLC shares. Mr. Metcalf is a managing member of SpeechPhone LLC and Trustee of the Metcalf Family Trust.
(4)	Although Mr. Metcalf has beneficial control over 14,823,376 shares, which include the 2,000,000 preferred shares, other members of SpeechPhone, LLC have ownership rights of 10,250,000 of the allocated shares.

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner (1)	Amount of Beneficial Ownership		Percent of Class (2)
Common	SpeechPhone, LLC (3)	10,250,000		33.0%
Common	Donald Sutherland	2,250,000	(4)	5.3%
	All Beneficial Owners as a Group	12,500,000		38.3%

(1)	As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Parties’ address is in care of the Company at 2 South Pointe Dr., Suite 100, Lake Forest, CA 92630.
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	Michael Metcalf is the majority owner in SpeechPhone LLC. Mr. Metcalf shares voting and investment power over the 10,250,000 shares.
(4)	Includes 1,400,000 shares issued to Donald W. Sutherland & Susan C. Sutherland Rev Trust, as well as 850,000 issued to Donald Sutherland personally.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions and Certain Relationships

For the years ended December 31, 2012 and 2011, the Company received $117,000 and $75,000, respectively from a director as a convertible loan payable with no interest rate and payable upon demand. He resigned as director on September 6, 2012.

Director Independence

Michael Metcalf, the Company’s Chief Executive Officer and interim Chief Financial Officer, is not an independent director by virtue of his employment with the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the years ended December 31, 2012 and 2011, Mantyla McReynolds, LLC billed the Company $82,752 and $79,569, respectively, for audit and review services.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

During the years ended December 31, 2012 and 2011, Mantyla McReynolds, LLC billed the Company $7,595 and $17,250 for tax compliance, tax advice, and tax planning for fiscal years 2012 and 2011, respectively.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Musician’s Exchange		S-1	3(i)(a)	2/29/08
3(ii)(a)	Bylaws of Musician’s Exchange		S-1	3(ii)(a)	2/29/08
10.1	Subscription Agreement		S-1	10.1	2/29/08
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
10.2	Asset Purchase Agreement between Musician’s Exchange, and Speech Phone LLC dated July 22, 2010		8-K		7/29/10
10.3	Asset Purchase Agreement between Musician’s Exchange, and Speech Card LLC dated July 22, 2010		8-K		7/29/10
10.4	Asset Purchase Agreement between Musician’s Exchange, and MDM International LLC dated July 22, 2010		8-K		7/29/10
10.5	Asset Purchase Agreement between Musician’s Exchange, and Voice Assist LLC dated July 22, 2010		8-K		7/29/10
10.8	2011 Stock Incentive Plan	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

By:	/s/ Michael Metcalf
Michael Metcalf, Chief Executive Officer and interim Chief Financial Officer

Date: April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Metcalf	Chief Executive Officer, Director, and interim Chief Financial Officer	April 16, 2013
Michael Metcalf

VOICE ASSIST, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Voice Assist, Inc.

We have audited the accompanying balance sheets of Voice Assist, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows, for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Voice Assist, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has working capital deficits and has incurred losses from operations and negative operating cash flows during the years ended December 31, 2012 and 2011. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds LLC
Mantyla McReynolds LLC
Salt Lake City, Utah
April 16, 2013

VOICE ASSIST, INC.
BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$51,478	$5,853
Accounts Receivable	80,325	80,608
Deferred Customer Activation Costs	1,500	17,033
Prepaid Expenses	65,688	177,612

Total Current Assets	198,991	281,106

Property & Equipment, Net	133,398	187,626
Software Development, Net	235,706	580,322

OTHER ASSETS
Other Assets	32,027	40,135

Total Other Assets	32,027	40,135

Total Assets	$600,122	$1,089,189

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$406,922	$534,997
Accounts Payable - Related Parties	-	2,023,000
Accrued Expenses	307,560	209,395
Deferred Revenue	6,000	68,134
Deposits	20,000	-
Loans Payable	36,000	13,200
Loans Payable - Related Parties	192,000	75,000

Total Current Liabilities	968,482	2,923,726

Total Liabilities	968,482	2,923,726

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively	2,000	2,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 41,839,500 and 30,699,223 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	41,839	30,699
Additional Paid in Capital	25,484,005	21,066,540
Shares to be Issued	100,000	-
Retained Earnings	(25,996,204)	(22,933,776)

Total Stockholders’ Equity (Deficit)	(368,360)	(1,834,537)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$600,122	$1,089,189

See Accompanying Notes to Financial Statements

VOICE ASSIST, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011

OPERATING REVENUES
Total Revenues	$564,597	$872,010

OPERATING EXPENSES
Direct Cost of Services	344,329	480,019
Other Costs	12,756	9,318
Total Direct Cost of Services	357,085	489,337

Legal and Professional	839,306	1,011,589
Selling, General and Administrative	1,861,886	9,293,198
Selling, General and Administrative - Related Parties	-	40,895

Advertising and Marketing	54,700	113,119
Impairment of Software Development Costs	351,289	-
Depreciation and Amortization	164,470	157,651

Total Operating Expenses	3,628,736	11,105,789

Net Loss from Operations	(3,064,139)	(10,233,779)

OTHER INCOME AND (EXPENSE)
Interest Expense	(1,139)	(2,316)
Other Income (Expense)	2,850	(1,490)

Total Other Income (Expense)	1,711	(3,806)

Net Loss before Income Taxes	(3,062,428)	(10,237,585)

Income Tax Provision	-	-

NET LOSS	$(3,062,428)	$(10,237,585)

Weighted Average Shares Outstanding – Basic & Diluted	37,134,573	28,569,735

Loss Per Share – Basic & Diluted	$(0.08)	$(0.36)

See Accompanying Notes to Financial Statements

VOICE ASSIST, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Common	Additional		Total
	Preferred Shares		Common Shares		Shares	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	To Be Issued	Capital	Deficit	Equity (Deficit)

Balance December 31, 2010	2,000,000	$2,000	26,600,000	$26,600	$970,000	$12,007,389	$(12,696,191)	$309,798
Issuance of common stock for cash	-	-	3,148,000	3,148	(900,000)	3,044,852	-	2,148,000

Issuance of common stock for services	-	-	690,000	690	(70,000)	770,810	-	701,500

Issuance of common stock for debt conversion	-	-	261,223	261	-	652,796	-	653,057

Stock Based Compensation	-	-	-	-	-	4,590,693	-	4,590,693
Net Loss	-	-	-	-	-	-	(10,237,585)	(10,237,585)
Balance December 31, 2011	2,000,000	$2,000	30,699,223	$30,699	$-	$21,066,540	$(22,933,776)	$(1,834,537)
Issuance of common stock and warrants for services	-	-	3,119,469	3,118	-	540,843	-	543,961
Conversion of Related Party Debt to Equity	-	-	1,195,000	1,195	-	2,022,205	-	2,023,400
Issuance of common stock for cash	-	-	6,533,333	6,534	100,000	973,466	-	1,080,000
Issuance of common stock for option exercise	-	-	292,475	293	-	2,634	-	2,927

Stock Based Compensation	-	-	-	-	-	878,317	-	878,317
Net Loss	-	-	-	-	-	-	(3,062,428)	(3,062,428)
Balance December 31, 2012	2,000,000	$2,000	41,839,500	$41,839	$100,000	$25,484,005	$(25,996,204)	$(368,360)

See Accompanying Notes to Financial Statements

VOICE ASSIST, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011

Cash Flows From Operating Activities

Net Loss	$(3,062,428)	$(10,237,585)
Adjustments to reconcile from Net Loss to net cash used in operating activities:
Depreciation and amortization	164,470	157,651
Shares Issued for Services and Accounts payable	208,913	638,250
Noncash Compensation – in exchange for payable	-	2,000,000
Issuance of Warrants for Services	95,301	-
Stock-Based Compensation Expense	878,317	4,590,693
Impairment of Software Development Costs	351,289	-
Changes in operating assets and liabilities
Accounts Receivable	283	(35,869)
Deferred Customer Activation Costs	15,533	4,028
Prepaid Expense	111,924	(28,106)
Other Assets	8,108	(11,492)
Accounts Payable	128,075	280,361
Accounts Payable - Related Party	-	23,000
Customer Deposits	20,000	-
Accrued Expenses	98,165	199,395
Deferred Customer Activation Fees	(62,134)	(16,104)

Net cash used in operating activities	(1,044,184)	(2,435,778)

Cash flows from investing activities
Acquisition and development of software assets	(116,196)	(185,405)
Purchase of Equipment	(16,722)	(85,355)

Net cash used in investing activities	(132,918)	(270,760)

Cash flows from financing activities
Proceeds from Convertible Loans Payable, Related Party	117,000	104,040
Repayment of Equipment Loans	-	(13,985)
Repayment of Convertible Loans Payable, Related Party	-	(84,586)
Repayment of Loans Payable	(13,200)	(12,000)
Proceeds from Issuance of Common Stock	1,080,000	2,078,000
Proceeds from Loans Payable	36,000	25,200
Proceeds from Stock Option Exercises	2,927	-

Net cash provided by financing activities	1,222,727	2,096,669

Net Increase/(Decrease) in Cash	45,625	(609,869)

Cash, Beginning of Year	5,853	615,722

Cash, End of Year	$51,478	$5,853

Supplemental Information:
Cash paid for:
Taxes	$-	$6,004
Interest Expense	$709	$2,195

Non Cash Financing and operating activities:
Conversion of loans payable through issuance of common stock	$2,263,147	$653,057
Common stock issued for prepaid expense	$-	$133,250

See Accompanying Notes to Financial Statements

VOICE ASSIST, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1 – THE COMPANY

Organization

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, when services have been rendered. The Company recognized revenue from sales of $564,597 and $872,010 for the years ending December 31, 2012 and 2011, respectively.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period. The net unamortized activation fees were $6,000 and $68,134 at the years ending December 31, 2012 and 2011, respectively. The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period. The net unamortized costs are $1,500 and $17,033 at the years ending December 31, 2012 and 2011, respectively. For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the years ending December 31, 2012 and 2011, respectively.

Concentrations

During the year ended December 31, 2012, about 40% of the sales revenue was from one customer and December 31, 2011, over 50% of the sales revenue was generated from one customer.

Accounts Receivable

During the year ended December 31, 2012, the Company had three customers for whom invoices were prepared and recorded as accounts receivable. The accounts receivable totals were $80,325 and $80,608 for the years ending December 31, 2012 and 2011, respectively. Management has determined that there is no need to establish an allowance for doubtful accounts because there has been no history of non-payment.

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

During the period ended December 31, 2012, management determined that certain software development costs were impaired and needed to be written off as the expected future net cash flows associated with these assets was less than their carrying value. Therefore, software development costs totaling $351,289 were written off to expense.

Software Development Costs

The Company has adopted the provisions of FASB ASC 350-40 in order to account for its software developed for internal use since the Company is dependent on the internal use automated speech recognition software to provide the enhanced services. Software development costs are capitalized for certain costs incurred during the application development stage and for upgrades and enhancements. Amortization is computed on an individual project basis using the straight-line method over the estimated economic life of the projected product, generally three to five years.

For the years ended December 31, 2012 and 2011, net software development costs are $235,706 and $580,322, respectively. The accumulated amortization of the capitalized software development costs were $109,522 and $198,519 as of December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company recognized impairment in the amount of $351,289 and charged to expense.

The following is a listing of the estimated amortization expense for the next five years:

2013	$204,737
2014	10,323
2015	10,323
2016	10,323
2017	-
235,706

Advertising and Marketing

Advertising expense included the cost of print advertising, trade show participation, news wires, and maintenance of an internet site. Advertising is expensed when incurred. Advertising expense for the years ended December 31, 2012 and 2011 was $54,700 and $113,119, respectively.

Net Loss Per Common Share

Basic income or loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method.  As the Company has incurred losses for the years ended December 31, 2012 and 2011, the potentially dilutive shares are anti-dilutive and are thus not added into the loss per share calculations. At the end of December 31, 2012 and 2011, there were 403,825 and 9,130,489 potential dilutive shares outstanding that were not included in the calculation as the effect would be anti-dilutive.

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

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

NOTE 3 – GOING CONCERN

The report of our independent registered public accounting firm on the financial statements for the year ended December 31, 2012, includes an explanatory paragraph indicating substantial doubt as to our ability to continue as a going concern. We have an accumulated deficit of $25,996,204, a working capital deficit, and negative cash flows from operations. We have not generated meaningful revenues in the last two fiscal years. Our ability to establish the Company as a going concern is dependent upon our ability to obtain additional financing in order to fund our planned operations and ultimately to achieve profitable operations.

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

NOTE 4 – LOANS PAYABLE AND LOANS PAYABLE – RELATED PARTIES

	December 31,
	2012	2011

Loans Payable consist of the following:
Convertible debt, no interest rate, conversion at market value on date of conversion, due on demand	$192,000	$75,000
Due on demand, no interest rate	36,000	13,200

TOTAL LOANS PAYABLE	$228,000	$88,200

NOTE 5 – PROPERTY PLANT AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives that range from 3 to 7 years. Property and equipment consist of the following:

	December 31,
	2012	2011

Network Infrastructure	$1,156,839	$1,156,120
Software	344,515	344,514
Machinery & Equipment	68,455	68,453
Furniture & Fixtures	34,936	34,936
Less: Accumulated Depreciation	(1,471,347)	(1,416,397)

Net Property and Equipment	$133,398	$187,626

Depreciation expense of $54,950 and $56,339 was recorded for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 – LEASE COMMITMENT AND CONTINGENCIES

Lease Commitment

The Company leases commercial office space. The office space comprises approximately 4,200 square feet located at 2 South Pointe Drive, Suite 100, Lake Forest, CA 92630. The lease was signed on June 17, 2011 and is for twenty-four (24) months with a monthly cost of $9,017. The rental expense was $107,023 and $108,412 for the years ended December 31, 2012 and 2011, respectively. The future rental expense for the commercial office space lease is $54,102 and $0 for years 2013 and 2014, respectively. The lease is up for renewal in June 2013.

Contingent Liability

The Company has a disputed invoice with a vendor over charges on an invoice received in the fourth quarter of 2012. The amount of the dispute is $342,803. The Company believes the liability is limited to the $20,000 credit limit with the vendor. On January 16, 2013, the Company, through its counsel, issued a ‘notice of invoice dispute’ concerning the amount in question together with payment of $15,000 for undisputed charges.

As of the date of this filing, the vendor has not responded to the Company’s notice of invoice dispute. The Company does not consider an unfavorable outcome probable. The liability, however, would be limited to $342,803, the disputed amount.

NOTE 7 – INCOME TAXES

The Company’s provision for income taxes was $0 for the years ended both December 31, 2012 and December 31, 2011 since the company incurred net operating losses which have a full valuation allowance through December 31, 2012. The provision for income taxes consists of the following for the years ended December 31, 2012 and 2011:

	2012	2011

Current Taxes	$-	$-
Deferred Tax Benefit
Federal	(996,377)	(1,317,189)
State	(259,058)	(223,376)
Benefits of Operating Loss Carryforwards	1,255,435	1,540,565

Income Tax Provision	$-	$-

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded. The valuation allowance increased by $707,168 from $2,517,176 to $3,224,344 for the year ended December 31, 2012.

The Company’s federal and state net operating loss carry forwards of approximately $7,916,952 and $7,720,960, respectively expire in various years beginning in 2028 and carrying forward through 2038.

	Federal Amount	State Amount	Expires

2008	$31,990	$-	2028
2009	50,437	-	2029
2010	1,031,979	968,962	2030
2011	3,872,025	3,821,477	2031
2012	2,930,521	2,930,521	2032

Total	$7,916,952	$7,720,960

The tax effects of the temporary differences that give rise to significant portions of the deferred tax asset at December 31, 2012 and 2011 and summarized below:

	2012	2011
Deferred Tax Assets
Current Deferred Tax Assets
Stock Compensation	$-	$557,682
Noncurrent Deferred Tax Assets
Net Operating Losses	3,142,235	1,984,258
Software Development	122,690	29,042
Total Deferred Tax Assets	3,264,925	2,570,982
Less: Valuation Allowance	(3,224,344)	(2,517,176)
Net Deferred Tax Assets	40,581	53,806
Deferred Tax Liabilities
Fixed Assets	(40,581)	(53,806)
Total Deferred Tax Liabilities	(40,581)	(53,806)

Net Deferred Taxes	$-	$-

The effective tax rate for continuing operations differs from the federal statutory rate of 34% as follows:

	2012	2011

Expected Income Tax (Benefit) based on Statutory Rate	$(1,041,226)	$(3,480,779)
Effects of:
State Taxes, net of Federal Benefit	(178,674)	(597,574)
Nondeductible Expenses	497,476	1,997,060
Change in Valuation Allowance	707,168	2,081,293
Other, net	15,256	-

Income Tax Provision	$-	$-

Under FASB ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2012 and 2011, the Company has no liabilities for unrecognized tax benefits.

The Company’s policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2012, and 2011, the Company did not recognize any interest or penalties in its consolidated statement of operations, nor did it have any interest or penalties accrued in its consolidated balance sheet at December 31, 2012 and 2011 relating to unrecognized tax benefits.

The Company has filed income tax returns in the U.S and California. The years ended December 31, 2012, 2011, 2010, and 2009 are open for examination.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the years ended December 31, 2012 and 2011, the Company received $117,000 and $75,000, respectively from a director as a convertible loan payable with no interest rate and payable upon demand. The director resigned on September 6, 2012.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2011 Stock Incentive Plan (“the Plan”) that was adopted in June 2011. As of December 31, 2012, 8,307,625 options have been granted under the Plan, 5,461,325 options have been cancelled, 292,475 have been exercised, and 2,553,825 options were outstanding.

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

On October 4, 2010, the Company’s board of directors authorized Series A Convertible Preferred Stock. The Series A Convertible Preferred stock has a liquidation preference of $1.25 per share and is not entitled to dividends. The Series A Convertible Preferred stock may be converted on a 1:1 basis into shares of common stock at any time at the option of the holder, subject to adjustments for stock dividends, combinations or splits. The Series A Convertible Preferred stock has protective provisions. As long as any Series A Convertible Preferred are outstanding, this Corporation shall not without first obtaining approval of the holders of at least two-thirds of the outstanding Series A Convertible Preferred which is entitled, other than solely by law, to vote with respect to the matter, and which Series A Convertible Preferred represents at least two-thirds of the voting power of the then outstanding Series A Convertible Preferred: (a) sell, convey or otherwise dispose of or encumber all or substantially all of its property or business or merge into or consolidate with any other corporation (other than a wholly-owned subsidiary corporation) or effect any transaction or series of related transactions in which more than fifty percent (50%) of the voting power of the Corporation is disposed of; (b) alter or change the rights, preferences or privileges of the Series A Convertible Preferred so as to affect adversely the Series A Convertible Preferred; (c) increase or decrease (other than by redemption or conversion) the total number of authorized shares of preferred stock; (d) authorize or issue, or obligate itself to issue, any other equity security, including any other security convertible into or exercisable for any equity security (i) having a preference over, or being on a parity with, the Series A Convertible Preferred with respect to dividends or upon liquidation, or (ii) having rights similar to any of the rights of the Preferred Stock; or amend the Corporation’s Articles of Incorporation or bylaws.

On September 30, 2010, the Company issued 2,000,000 shares of Series A Convertible Preferred stock in exchange for extinguishment of $1,700,000 in debt.

As of the year ended December 31, 2012 and 2011, there have been no other issuances of preferred stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

During the year ended December 31, 2012, the Company issued the following shares of $0.001 par value common stock:

●	5,866,666 shares for cash totaling $880,000 received during the year ended December 31, 2012. These shares were sold as Units at $0.15 per Unit which consisted of 1 restricted common share and 1 noncallable common stock purchase warrants having an exercise price of $0.50 for up to three years.
●	666,667 shares for cash totaling $100,000 received during the year ended December 31, 2012. These shares were sold as Units at $0.15 per Unit which consisted of 1 restricted common share and 2 noncallable common stock purchase warrants having an exercise price of $0.50 for up to three years
●	292,475 shares from the exercise of options.
●	1,195,000 shares to Metcalf Family Trust in exchange for outstanding indebtedness of $2,023,000. Michael Metcalf is the trustee of the trust.
●	2,519,471 shares in exchange for services from nine vendors providing legal, investor relations, consulting, and finance related services valued at $405,444.
●	600,000 shares in exchange for service with a director of the Company valued at $72,000.

Shares to be Issued

In December 2012, the Company received $100,000 from an unrelated party pursuant to the subscription agreement dated December 26, 2012. The agreement is for Units consisting of one share of common stock at $0.08 per Unit with a max offering of $200,000. The other $100,000 was received by the Company on January 16, 2013. As of the date of this filing no shares have been issued.

NOTE 11 – WARRANTS AND OPTIONS

In September 2012, pursuant to the employment agreement effective September 1, 2012, the Company granted Bill Osmundsen, former CFO, 300,000 options to buy shares of common stock under the Company’s 2011 Stock Option Plan. The options vested immediately. Mr. Osmundsen ceased employment with the Company as of December 2, 2012. The Company recorded compensation expense of $41,412. The options expired unexercised one month after his separation date subsequent to year-end on January 2, 2013.

In June 2012, the Company granted Rod Shipman, former Board of Director for the Company 300,000 options to buy shares of common stock under the Company’s 2011 Stock Option Incentive Plan. The options vested immediately. Mr. Shipman resigned from the board effective November 30, 2012. The fair value of the stock options is $45,431 and the Company recorded compensation expense. The options expired unexercised during the year ended December 31, 2012.

On March 2, 2012, the Company entered into an agreement with an unrelated party (“Placement Agent” or “Agent”) wherein this Agent would provide financing to the Company and in turn would get compensated by receiving warrants equal to 3.5% of the common equity raised. This Placement Agent then raised $695,000 in May of 2012. Consequently, the Company owes this Agent 40,542 warrants. The warrants have not been granted as of the date of this report.

Throughout 2012 and pursuant to the employment agreement effective March 1, 2012, the Company granted to a former employee 125,000 options each to buy shares of common stock under the Company’s 2011 Stock Option Plan. These options vested immediately on the date of grant. This individual ceased employment with the Company effective August 10, 2012. The Company recorded compensation expense of $37,500.

On June 30, 2012, Michael Metcalf, Tracy Roberts, and Helen Metcalf each received an additional grant of 20,600, 14,174, and 7,000 stock options, respectively, in exchange for accrued salaries and wages. The options vested immediately and are exercisable over a period of five years with an exercise price of $0.01. The Company recorded compensation expense of $41,775, calculated as 20% of their accrued salary as of June 30, 2012, per the agreements.

The stock option expense recorded for all stock options issued was $821,540 for the year ended December 31, 2012. Stock option expense recorded for the year ended December 31, 2012 was $4,590,693.

At December 31, 2012, there was $1,034,085 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted.

The following is a summary of the status of all of the Company’s stock options as of December 31, 2011 and changes during the year ended on that date:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Grant- date Fair Value
Outstanding at January 1, 2012	4,082,489	$0.83	$0.92
Granted	795,275	$0.85	$0.15
Exercised	(292,475)	$0.01	-
Cancelled/Expired	(2,031,464)	$0.91	-
Outstanding at December 31, 2012	2,553,825	$0.82	$1.01
Options exercisable at December 31, 2012	403,825	$0.01	$1.27

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	STOCK OPTIONS OUTSTANDING AND EXERCISABLE
Exercise Price	Number of Options Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number of Options Exercisable	Intrinsic Value
$0.01	403,825	3.50	$0.01	403,825	$20,191
$0.50	425,000	4.50	$0.50	-	$0.00
$1.00	1,725,000	0.86	$1.00	-	$0.00

As noted above, warrants were issued as part of Units sold to investors for cash. Thus, there is no compensation expense. The following is a summary of the status of all of the Company’s non-compensation warrants as of December 31, 2012 and changes during the year ended on that date:

	Number of Warrants	Weighted- Average Exercise Price
Outstanding at January 1, 2012	3,048,000	$1.16
Granted	7,610,000	$0.49
Exercised	-	$0.00
Rescinded	-	$0.00
Outstanding at December 31, 2012	10,658,000	$0.78

NOTE 12 – SUBSEQUENT EVENTS

On January 16, 2013, the Company received $100,000 from an unrelated party for Units of common stock. This is pursuant to the subscription agreement dated December 26, 2012. The agreement is for Units consisting of one share of common stock at $0.08 per Unit with a max offering of $200,000. The other $100,000 was received by the Company in December 2012. As of the date of this filing no shares have been issued.

On February 21, 2013 and March 29, 2013, the Company received $21,845 and $10,000, respectively, from an unrelated party. This amount was recorded as a loan payable and increased the total outstanding loan payable to $67,845 as of April 12, 2013.

On March 5, 2013, the Company entered into a release agreement with a customer from contracts entered into between the customer and the Company in May and June 2012 that resulted in (a) a payment to Voice Assist in the amount of $20,000 (b) the cancellation of shares of 187,500 previously issued by the Company (as of the date of this filing, these shares have not been cancelled) (c) the expiration of 100,000 warrants issued by the Company and (d) releases the Company from those original contracts and any claims arising from them.

On March 7, 2013 and March 21, 2013, the Company issued 143,000 and 70,000 shares to two vendors for $14,300 and $4,200, respectively, in satisfaction of balances owed in accounts payable.

