Form 10-Q
period 2013-03-31
Voice Assist, Inc.
filed 2013-05-20
CIK 1428469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [  ]   No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on May 14, 2013, was 44,678,279 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	3/31/2013	12/31/2012
ASSETS
CURRENT ASSETS
Cash	$108	$51,478
Accounts Receivable	44,200	80,325
Deferred Customer Activation Costs	-	1,500
Prepaid Expenses	58,569	65,688
Total Current Assets	102,877	198,991

Property & Equipment, Net	120,474	133,398
Software Development, Net	176,780	235,706
Other Assets	32,027	32,027
Total Assets	$432,158	$600,122

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$451,375	$406,922
Accrued Expenses	377,720	307,560
Deferred Revenue	-	6,000
Deposits	10,045	20,000
Loans Payable	67,845	36,000
Loans Payable - Related Parties	192,000	192,000
Total Current Liabilities	1,098,985	968,482
Total Liabilities	1,098,985	968,482

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	2,000	2,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,052,502 and 41,839,500 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	42,052	41,839
Additional Paid in Capital	25,656,192	25,484,005
Shares to be Issued	200,000	100,000
Accumulated Deficit	(26,567,071)	(25,996,204)
Total Stockholders' Deficit	(666,827)	(368,360)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$432,158	$600,122

The accompanying notes are an integral part of these condensed financials Statements.

VOICE ASSIST, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING REVENUES
Total Revenues	$67,349	$133,643

OPERATING EXPENSES
Direct Cost of Services	104,506	75,252
Other Costs	2,476	350
Total Direct Cost of Services	106,982	75,602

Legal and Professional	90,423	276,569
Selling, General and Administrative	364,088	484,793
Selling, General and Administrative - Related Parties	-	14,162
Advertising and Marketing	5,187	-
Depreciation and Amortization	71,851	41,807
Total Operating Expenses	638,531	892,933

Net Loss from Operations	(571,182)	(759,290)

OTHER INCOME AND (EXPENSE)
Interest Expense	(69)	(663)
Other Income (Expense)	384	1,800
Total Other Income (Expense)	315	1,137

Net Loss before Income Taxes	(570,867)	(758,153)

Income Tax Provision	-	(800)

NET LOSS	$(570,867)	$(758,953)

Weighted Average Shares Outstanding - Basic and Diluted	41,889,590	30,990,555

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these condensed financials Statements.

VOICE ASSIST, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net Loss	$(570,867)	$(758,953)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	71,851	41,807
Shares Issued for Services	21,334	-
Stock-Based Compensation Expense	151,067	274,452
Changes in operating assets and liabilities
Accounts Receivable	36,125	7,397
Deferred Customer Activation Costs	1,500	1,695
Prepaid Expense	7,119	34,907
Accounts Payable	44,453	133,975
Accounts Payable - Related Party	-	54,000
Customer Deposits	(9,957)	-
Accrued Expenses	70,160	96,132
Deferred Customer Activation Fees	(6,000)	(6,780)
Net cash used in operating activities	(183,215)	(121,368)

Cash flows from investing activities
Acquisition and Development of Software Assets	-	(20,151)
Purchase of Equipment	-	(7,750)
Net cash used in investing activities	-	(27,901)

Cash flows from financing activities
Proceeds from Loans Payable	31,845	-
Proceeds from Loans Payable - Related Party	-	90,000
Repayment of Loans Payable	-	(3,600)
Proceeds from Issuance of Common Stock	100,000	81,988
Net cash provided by financing activities	131,845	168,388

Net Increase/(Decrease) in Cash	(51,370)	19,119
Cash, Beginning of Period	51,478	5,853
Cash, End of Period	$108	$24,972

Supplemental Information:
Cash paid for:
Taxes	$-	$800
Interest Expense	$-	$-

Non-cash Financing Activities:
Payment of accounts payable through issuance of common stock	$-	$60,000

The accompanying notes are an integral part of these condensed financials Statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company’s 10-K filed on April 16, 2013. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, when services have been rendered. The Company recognized revenue from sales of $67,349 and $133,643 during the three months ended March 31, 2013 and 2012, respectively.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $0 and $6,000 at March 31, 2013 and December 31, 2012, respectively.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $0 and $1,500 at March 31, 2013 and December 31, 2012, respectively.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the three months ended March 31, 2013.

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

As of March 31, 2013, software development costs not yet amortized are $176,780.  During the three months ended March 31, 2013 and 2012, amortization was $58,927 and $27,380, respectively.  During the three months ended March 31, 2013, management determined that it was appropriate to reduce the estimated useful lives of the software development costs and thereby the remaining amortization period to one year. This caused the increase in the amortization expense.

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable.  If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists.  If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset.  An evaluation of our intangible assets was conducted utilizing the two step impairment analysis. No impairments were indicated or recorded during three months ended March 31, 2013 and 2012.

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

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $570,867 and cash used by operations of $183,214 for the three months ended March 31, 2013, and had a working capital deficit of $996,108 as of March 31, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3 – LOANS PAYABLE AND LOANS PAYABLE – RELATED PARTIES

The Company received advances totaling $31,845 during the three months ended March 31, 2013. These advances are due upon demand, unsecured, and carry 0% interest. Subsequent to March 31, 2013, this loan was consolidated into a promissory note discussed in Note 7.

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – LEASE COMMITMENT AND CONTINGENCIES

Lease Commitment

The Company leases commercial office space.  The office space comprises approximately 4,200 square feet located at 2 South Pointe Drive, Suite 100, Lake Forest, CA  92630.  The lease was signed on June 17, 2011 and is for twenty-four (24) months with a monthly cost of $9,017.  The rental expense was $27,052 and $26,232 for the three months ended March 31, 2013 and 2012, respectively.  The future rental expense for the commercial office space lease is $27,052 and $0 for years 2013 and 2014, respectively. The lease is up for renewal in June 2013.

Contingent Liability

The Company has disputed invoices with a vendor over charges on invoices received in the fourth quarter of 2012 and the first quarter of 2013. The amount of the dispute is $415,646. The Company believes the liability is limited to the $20,000 credit limit with the vendor. The Company, through its counsel, issued a ‘notice of invoice dispute’ concerning the amounts in question together with payment of $15,000 for undisputed charges.

As of the date of this filing, the vendor has not responded to the Company’s notices of invoice dispute. The Company does not consider an unfavorable outcome probable. The liability, however, would be limited to $415,646, the disputed amount.

NOTE 5 – STOCK-BASED COMPENSATION

The Company has reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2011 Stock Incentive Plan (“the Plan”) that was adopted in June 2011.  As of March 31, 2013, 8,307,625 options have been granted under the Plan, 6,236,325 options have been cancelled, 292,475 have been exercised, and 1,778,825 options were outstanding.

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

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – PREFERRED AND COMMON STOCK

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

As of March 31, 2013, there have been no other issuances of preferred stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On March 15, 2012, the Company filed an S-8 statement for 3,000,000 shares (“S-8 Shares”) of already authorized common stock to be registered for sale to attorneys, consultants and employees pursuant to the 2012 Non-Qualified Consultant Stock Compensation Plan.

During March 2013, the Company issued 213,000 shares of common stock for services in the amount of $21,334.

Shares to be Issued

In December 2012, the Company received $100,000 from an unrelated party pursuant to the subscription agreement dated December 26, 2012. The agreement is for Units consisting of one share of common stock at $0.08 per Unit with a max offering of $200,000. The other $100,000 was received by the Company on January 16, 2013. As a subsequent event, 2,500,000 shares were issued on April 22, 2013 in response to this $200,000 received as discussed in Note 7.

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

  During April 2013, the Company issued 125,777 shares of common stock for accounts payable in the amount of $19,000.

On April 17, 2013 and May 10, 2013, the Company issued an unsecured convertible promissory notes (the “Note”) in the principal sum of $127,845 and $123,000, respectively, upon which interest shall accrue at a rate of ten percent (10%) per ninety (90) day period, and which shall be due and payable upon demand at any time on or after July 16, 2013.  The entire principal amount of, and accrued but unpaid interest on, the Note may, at the holder’s sole discretion, be converted into restricted Common Stock at nine cents ($0.09) per share.

On April 22, 2013, relying on Rule 506 of the Securities and Exchange Commission, the Company entered into a subscription agreement with an accredited investor for the private sale of 2,500,000 shares of Common Stock at a per share price of eight cents ($0.08), for a total of $200,000 in cash consideration. The cash for this subscription agreement was previously received in two $100,000 payments in December 2012 and January 2013.

On April 23, 2013 the board of directors of the Company, by unanimous written consent, elected Barry George, Bob Howard, and Andrew Rauch to serve as directors of the Company.  Since the last quarter of 2012 such individuals have been assisting the Company’s sole director, Chief Executive Officer and Interim Chief Financial Officer, Mr. Metcalf, in an advisory capacity.  As compensation for such advisory services, each individual will receive 15,000 shares of restricted Common Stock for each quarter that they served as advisors. This compensation arrangement shall continue as the individuals serve as directors, until such arrangement is revised by the Company.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012

Revenues. Our revenues decreased by $66,294 to $67,349 in the three months ended March 31, 2013 from $133,643 for the same period in 2012, representing a 50% decrease year-over-year.  The decrease is mostly due to the loss of our primary reseller who no longer markets or sells telecom products or services.

Total Cost of Services. Our total cost of services increased by $31,380, or 42%, to $106,982 in the three months ended March 31, 2013 from $75,602 for the same period in 2012.  The increase in our total cost of services is a result of increased rates and an increase in free trial accounts resulting from the distribution of our free mobile applications.

Legal and Professional. Our legal and professional expenses decreased by $186,146, or 67%, to $90,423 for the three months ended March 31, 2013 from $276,569 for the same period in 2012.  The decrease in legal and professional fees was mostly the result of a decrease in the use of legal and professional services and not having any directors fees from no directors during the period.

Selling, General and Administrative. Our selling, general and administrative expenses decreased by $120,705 or 25%, to $364,088 for the three months ended March 31, 2013 from $484,793 for the same period in 2012. The decrease was largely due to reductions in non-cash stock option compensation expense and other non-cash expense as well as decreased payroll and travel related expenses as the Company reduced its executive staff.

Selling, General and Administrative – Related Parties. Our selling, general and administrative – related parties’ expenses decreased by $14,162, or 100%, to $0 for the three months ended March 31, 2013 from $14,162 in the same period in 2012. The decrease was the result of elimination in related party professional staffing.

Depreciation and Amortization. Our depreciation and amortization expenses increased by $30,044, or 7%, to $71,851 for the three months ended March 31, 2013 from $41,807 for the same period in 2012. The increase was the result of an acceleration in the amortization period of software development costs.

Net Loss from Operations. We had $571,182 in net loss from operations for the three months ended March 31, 2013, as compared to net loss from operations of $759,290 during the same period in 2012.  The decreased loss was mostly from the result of a reduction in non-cash stock option compensation expense and a decrease in professional staffing.

Interest Expense. Our interest expense decreased by $594, or 90%, to $69 for the three months ended March 31, 2013 from $663 in the same period in 2012. The decrease was the result of a reduction of finance charges for late payment of accounts payable.

Other Income. Our other income decreased by $1,416 for the three months ended March 31, 2013 to $384 from $1,800 in the same period in 2012. The decrease was the result of a reduction of subleasing unused office space.

Net Loss. For the three months ended March 31, 2013, we generated a net loss of $570,867, a decrease of $188,086, or 21%, from a net loss of $758,953 for the same period in 2012. This decrease was primarily attributable to a reduction in non-cash stock option compensation expense and the decrease in executive staffing.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2013 compared to December 31, 2012.

	March 31,	December 31,	Increase / (Decrease)
	2013	2012	$	%

Current Assets	$102,877	$198,991	$(96,114)	48%

Current Liabilities	$1,098,985	$968,482	$130,503	13%

Working Capital (deficit)	$(996,108)	$(769,491)	$(254,617)	29%

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

During the three months ended March 31, 2013, the current assets decreased by $96,114 when compared to December 31, 2012 due to a reduction in cash and accounts receivable.

During the three months ended March 31, 2013, the current liabilities increased by $130,503 when compared to December 31, 2012 current liabilities of $968,482.  The increase can be attributed to increases in accounts payable, accrued expenses and loans payable.

We anticipate that we may incur operating losses during the next twelve months. The Company’s minimal operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. These factors raise substantial doubt about our ability to continue as a going concern. To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website and speech technology, respond to competitive developments, and attract, retain and motivate qualified personnel. We also have to raise sufficient capital to create public awareness and demand for our cloud based services. We need sufficient capital to market, promote and sell our services. We need to become more efficient and effective at converting free trial accounts into paid subscriptions. We need to form additional alliances with wireless carriers, voip providers and mobile app providers.

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

We currently have 15 full time and/or part-time employees and independent contractors.   We do not anticipate a significant change in the number of employees over the next twelve months.

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

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period.  The net unamortized activation fees were $0 at the three months ended March 31, 2013.  The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period.  The net unamortized costs are $0 at the three months ended March 31, 2013.  For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the three months ended March 31, 2013.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and interim Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are ineffective in timely alerting to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports filed or submitted under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Management’s Quarterly Report on Internal Control Over Financial Reporting

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, and as a result in the recent change in management, management concluded that our internal control over financial reporting was ineffective as of March 31, 2013.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

The risk factors listed in our 2012 Form 10-K on pages 12 to 22, filed with the Securities Exchange Commission on April 16, 2013, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, the Company issued 213,000 shares of common stock for services or payables in the amount of $21,334.

Subsequent Events

The events reflected on Form 8-k filed on April 23, 2013 are hereby incorporated by reference.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter covered by this report.

Item 3. Defaults Upon Senior Securities

There have been no material defaults under this Item.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer

32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

By:	/S/ Michael Metcalf
Michael Metcalf, Chief Executive Officer and Interim Chief Financial Officer

Date:	May 20, 2013

