Form 10-Q
period 2013-06-30
Voice Assist, Inc.
filed 2013-08-19
CIK 1428469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Wilson Harvey Browndorf LLP

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on August 15, 2013, was 45,004,277 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	6/30/2013	12/31/2012
ASSETS
CURRENT ASSETS
Cash	$2,545	$51,478
Accounts Receivable	44,200	80,325
Deferred Customer Activation Costs	-	1,500
Prepaid Expenses	33,997	65,688
Total Current Assets	80,742	198,991

Property & Equipment, Net	108,737	133,398
Software Development, Net	117,853	235,706
Other Assets	32,027	32,027
Total Assets	$339,359	$600,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$432,985	$406,922
Accrued Expenses	427,454	307,560
Deferred Revenue	-	6,000
Deposits	10,045	20,000
Loans Payable	351,845	36,000
Loans Payable - Related Parties	192,000	192,000
Total Current Liabilities	1,414,329	968,482
Total Liabilities	1,414,329	968,482

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	2,000	2,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,848,277 and 41,839,500 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	44,848	41,839
Additional Paid in Capital	26,037,462	25,484,005
Shares to be Issued	-	100,000
Accumulated Deficit	(27,159,280)	(25,996,204)
Total Stockholders’ Deficit	(1,074,970)	(368,360)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$339,359	$600,122

The accompanying notes are an integral part of these condensed financial Statements.

VOICE ASSIST, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

OPERATING REVENUES
Total Revenues	$74,006	$128,981	$141,354	$262,624

OPERATING EXPENSES
Direct Cost of Services	97,020	74,145	203,529	149,397
Other Costs	-	2,050	473	2,400
Total Direct Cost of Services	97,020	76,195	204,002	151,797

Legal and Professional	130,833	237,665	221,256	514,234
Selling, General and Administrative	340,629	486,168	704,717	970,961
Selling, General and Administrative - Related Parties	-	15,676	-	29,838
Advertising and Marketing	9,413	-	14,600	-
Depreciation and Amortization	70,664	42,163	142,514	83,970
Total Operating Expenses	648,559	857,867	1,287,089	1,750,800

Net Loss from Operations	(574,553)	(728,886)	(1,145,735)	(1,488,176)

OTHER INCOME AND (EXPENSE)
Interest Expense	(17,564)	(19)	(17,634)	(682)
Other Income (Expense)	(91)	(98)	293	1,702
Total Other Income (Expense)	(17,655)	(117)	(17,341)	1,020

Net Loss before Income Taxes	(592,208)	(729,003)	(1,163,076)	(1,487,156)

Income Tax Provision	-	-	-	(800)

NET LOSS	$(592,208)	$(729,003)	$(1,163,076)	$(1,487,956)

Weighted Average Shares Outstanding - Basic and Diluted	44,111,354	35,786,050	41,887,780	33,388,303

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these condensed financial Statements.

VOICE ASSIST, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net Loss	$(1,163,076)	$(1,487,956)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	142,514	83,970
Shares Issued for Services	54,334	83,750
Stock-Based Compensation Expense	302,133	616,727
Changes in operating assets and liabilities
Accounts Receivable	36,125	(2,060)
Deferred Customer Activation Costs	1,500	4,420
Prepaid Expense	31,691	73,121
Accounts Payable	26,063	1,416
Customer Deposits	(9,955)	-
Accrued Expenses	119,894	49,222
Deferred Customer Activation Fees	(6,000)	(17,682)
Net cash used in operating activities	(464,777)	(595,072)

Cash flows from investing activities
Acquisition and Development of Software Assets	-	(23,673)
Purchase of Equipment	-	(9,337)
Net cash used in investing activities	-	(33,010)

Cash flows from financing activities
Proceeds from Loans Payable	315,844	-
Proceeds from Loans Payable - Related Party	-	102,000
Repayment of Loans Payable	-	(7,200)
Proceeds from Issuance of Common Stock	100,000	880,800
Net cash provided by financing activities	415,844	975,600

Net Increase/(Decrease) in Cash	(48,933)	347,518
Cash, Beginning of Period	51,478	5,853
Cash, End of Period	$2,545	$353,371

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

Non-cash Financing Activities:
Payment of accounts payable through issuance of common stock	$54,334	$2,169,312

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

Results of operations for the interim periods are not indicative of annual results.

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

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, when services have been rendered. The Company recognized revenue from sales of $141,354 and $262,624 during the six months ended June 30, 2013 and 2012, respectively.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period. The net unamortized activation fees were $0 and $6,000 at June 30, 2013 and December 31, 2012, respectively. The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period. The net unamortized costs are $0 and $1,500 at June 30, 2013 and December 31, 2012, respectively. For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the three months ended June 30, 2013.

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

As of June 30, 2013, software development costs not yet amortized are $117,853. During the three months ended June 30, 2013 and 2012, amortization was $58,927 and $27,380, respectively. During the six months ended June 30, 2013, management determined that it was appropriate to reduce the estimated useful lives of the software development costs and thereby the remaining amortization period to one year.

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No impairments were indicated or recorded during the three and six months ended June 30, 2013 and 2012.

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

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,163,076 and cash used by operations of $464,777 for the six months ended June 30, 2013, and had a working capital deficit of $1,333,587 as of June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3 – LOANS PAYABLE AND LOANS PAYABLE – RELATED PARTIES

The Company received advances totaling $284,000 during the three months ended June 30, 2013. These advances are recorded in various notes, which are due upon demand after 90 days, carry 10% interest, and are convertible to common stock at $0.09 per share. Subsequent to June 30, 2013, $101,000 of this loan was consolidated into a promissory note discussed in Note 7.

The Company has also received related party loans payable advances totaling $192,000. These advances are due upon demand, unsecured, and carry 0% interest.

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – LEASE COMMITMENT AND CONTINGENCIES

Lease Commitment

The Company leases commercial office space. The office space comprises approximately 4,200 square feet located at 2 South Pointe Drive, Suite 100, Lake Forest, CA 92630. The lease was signed on June 17, 2011 and is for twenty-four (24) months with a monthly cost of $9,017. The rental expense was $27,052 and $27,052 for the three months ended June 30, 2013 and 2012 and $54,103 and $52,464 for the six months ended June 30, 2013 and 2012, respectively. The lease expired at the end of June 2013 and the company is currently on a month-to-month agreement until a new contract is executed. Until such time, the future monthly rental expense for the commercial office space lease is $10,192.

Contingent Liability

The Company has disputed invoices with a vendor over charges on invoices received in the fourth quarter of 2012 and the first and second quarters of 2013. The amount of the dispute is $438,360. The Company believes the liability is limited to the $20,000 credit limit with the vendor. The Company, through its counsel, issued a ‘notice of invoice dispute’ concerning the amounts in question together with payment of $15,000 for undisputed charges.

As of the date of this filing, the vendor has not responded to the Company’s notices of invoice dispute. The Company does not consider an unfavorable outcome probable. The liability, however, would be limited to $438,360, the disputed amount.

NOTE 5 – STOCK-BASED COMPENSATION

The Company has reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2011 Stock Incentive Plan (“the Plan”) that was adopted in June 2011. As of June 30, 2013, 8,307,625 options have been granted under the Plan, 6,361,325 options have been cancelled, 292,475 have been exercised, and 1,653,825 options were outstanding. There were no options granted during the six months ended June 30, 2013.

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

As of June 30, 2013, there have been no other issuances of preferred stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On March 15, 2012, the Company filed an S-8 statement for 3,000,000 shares (“S-8 Shares”) of already authorized common stock to be registered for sale to attorneys, consultants and employees pursuant to the 2012 Non-Qualified Consultant Stock Compensation Plan.

During the six months ended June 30, 2013, the Company issued the following shares of $0.001 par value common stock:

●	508,777 S-8 Shares of common stock for services in the amount of $54,334
●	2,500,000 shares of common stock in a private sale for cash received of $200,000. The company received $100,000 in December 2012 with the other $100,000 received in January 2013.

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013 and prior to this filing, the Company issued 66,000 shares of common stock for accounts payable in the amount of $6,600 and 90,000 shares to the three recently elected board members per their agreements.

On July 8, 2013 and July 18, 2013, the Company issued secured convertible promissory notes (the “Notes”) in the principal sum of $121,000 and $63,000 , respectively, upon which interest shall accrue at a rate of ten percent (10%) per ninety (90) day period, and which shall be due and payable upon demand at any time on or after October 1, 2013 and October 19, 2013, respectively. The notes are secured by 150% of the value in common stock at eight cents ($0.08) per share for the July 8, 2013 note and nine cents ($0.09) per share for the July 18, 2013. $101,000 of the $121,000 note was received in June 2013 as noted in Note 3. The entire principal amount of, and accrued but unpaid interest on, the Notes may, at the holder’s sole discretion, be converted into restricted Common Stock at eight cents ($0.08)  per share for the July 8, 2013 note and nine cents ($0.09) per share for the July 18, 2013 note.

On July 15, 2013, Michael Metcalf, the Company’s CEO, loaned the company $13,000 under the same terms as other investors which was at a rate of ten percent (10%) per ninety (90) day period, and which shall be due and payable upon demand at any time on or after ninety days. Mr. Metcalf may, at his discretion, convert the entire principal amount of, and accrued but unpaid interest on, the loan into restricted common stock at eight cents ($0.08) per share. The loan is secured by 150% of the value in common stock at eight cents ($0.08) per share.

On August 16, 2013, the Company issued an unsecured promissory note in the principal sum of $126,300 upon which interest shall accrue at a rate of five percent (5%) per six months, and which shall be due and payable on demand.

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

We are developing other strategies to bundle software and service with hardware including, but not limited to, Bluetooth speakerphones, Bluetooth headsets and other Bluetooth devices that would benefit from a handsfree voice interface. We are also working with multi-level marketing companies and other direct sales organizations that want to private label our services.

We previously secured a celebrity endorsement from Frankie Avalon, the first American Teen Idol, and are currently negotiating with additional celebrities to endorse and/or promote the product or service. We hope to secure additional celebrity personalities and are contemplating that future versions may include voice prompts and/or personalities to be incorporated into the software.

The Company continues to innovate and build new products and services which we expect to launch in the near future, subject to sufficient capital resources. Some of these include recent additional patents applications and/or patents obtained for two-way texting for hosted applications and voice to CRM. Two-way texting by voice for hosted applications may impact cloud based service providers such as Skype, Twitter, Facebook, Apple, Google & Microsoft. No assurance can be given but the issued patent may create additional value by forcing these companies to pay us a license fee if they want their cloud based services to include two-way texting by voice. Voice to CRM may become a valuable asset over time since the mobile Salesforce is growing and salespeople who drive cannot use their mobile phone because of handsfree driving laws.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 and June 30, 2012

Revenues. Our revenues decreased by $54,975 to $74,006 for the three months and $121,270 to $141,354 for the six months ended June 30, 2013 from $128,981 and $262,624 for the same periods in 2012, respectively, representing a 43% decrease quarter-over-quarter and 46% decrease year-over-year. The decrease is mostly due to the loss of our primary reseller who no longer markets or sells telecom products or services.

Total Cost of Services. Our total cost of services increased by $20,825, or 27%, to $97,020 for the three months and $52,205, or 34%, to $204,002 for the six months ended June 30, 2013 from $76,195 and $151,797 for the same periods in 2012, respectively. The increase in our total cost of services is a result of increased rates and an increase in free trial accounts resulting from the distribution of our free mobile applications.

Legal and Professional. Our legal and professional expenses decreased by $106,832, or 45%, to $130,833 for the three months and $292,978, or 57%, to $221,256 for the six months ended June 30, 2013 from $237,665 and $514,234 for the same periods in 2012, respectively. The decrease in legal and professional fees was mostly the result of a decrease in the use of legal and professional services from a reduction in business.

Selling, General and Administrative. Our selling, general and administrative expenses decreased by $145,539, or 30%, to $340,629 for the three months and $266,244, or 27%, to $704,717 for the six months ended June 30, 2013 from $486,168 and $970,961 for the same periods in 2012, respectively. The decrease was largely due to reductions in non-cash stock option compensation expense and other non-cash expense as well as decreased payroll and travel related expenses as the Company reduced its executive staff.

Selling, General and Administrative – Related Parties. Our selling, general and administrative – related parties’ expenses decreased by $15,676, or 100%, to $0 for the three months and $29,838, or 100%, to $0 for the six months ended June 30, 2013 from $15,676 and $29,838 for the same periods in 2012, respectively. The decrease was the result of elimination in related party professional staffing.

Depreciation and Amortization. Our depreciation and amortization expenses increased by $28,501, or 68%, to $70,664 for the three months and $58,544, or 70%, to $142,514 for the six months ended June 30, 2013 from $42,163 and $83,970 for the same periods in 2012, respectively. The increase was the result of an acceleration in the amortization period of software development costs.

Net Loss from Operations. We had $574,553 and $1,145,735 in net loss from operations for the three and six months ended June 30, 2013, respectively, as compared to net loss from operations of $728,886 and $1,488,176 during the same periods in 2012, respectively. The decreased loss was mostly from the result of a reduction in non-cash stock option compensation expense and a decrease in professional staffing.

Interest Expense. Our interest expense increased by $17,545, to $17,564 for the three months and increased by $16,952, to $17,634 for the six months ended June 30, 2013 from $19 and $682 in the same periods in 2012, respectively. The increase was the result of two promissory notes issued during the quarter that bear interest at 10% per ninety days.

Other Income/Expense. Our other expense decreased by $7 to $91 for the three months and other income decreased $1,409 to $293 for the six months ended June 30, 2013 from $98 and $1,702 in the same periods in 2012, respectively. The decrease was the result of a reduction of subleasing unused office space.

Net Loss. For the three and six months ended June 30, 2013, we generated a net loss of $592,208, of which non-cash expenses include $70,664 for depreciation and amortization and $172,367 for stock compensation, and $1,163,076, of which non-cash expenses include $142,514 in depreciation and amortization and $356,467 for stock compensation, a decrease of $136,795, or 19%, and $324,880, or 22%, respectively, from a net loss of $729,003 and $1,487,956 for the same periods in 2012, respectively. This decrease was primarily attributable to a reduction in non-cash stock option compensation expense and the decrease in executive staffing.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2013 compared to December 31, 2012.

			Increase / (Decrease)
	June 30, 2013	December 31, 2012	$	%

Current Assets	$80,742	$198,991	$(118,249)	59%

Current Liabilities	$1,414,329	$968,482	$445,847	46%

Working Capital (deficit)	$(1,333,587)	$(769,491)	$(564,096)	73%

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity needed from the revenues generated from operations but there is no assurance that this will happen.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party notes payable. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending additional revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings to the extent available or to obtain additional financing to the extent necessary to augment our working capital. In the future, we need to generate sufficient revenues from product and software sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

During the six months ended June 30, 2013, the current assets decreased by $118,249 when compared to December 31, 2012 current assets of $198,991. The decrease can be attributed to a reduction in cash and accounts receivable.

During the six months ended June 30, 2013, the current liabilities increased by $445,847 when compared to December 31, 2012 current liabilities of $968,482. The increase can be attributed to increases in accounts payable, accrued expenses and loans payable.

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

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period. The net unamortized activation fees were $0 at the three months ended June 30, 2013. The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period. The net unamortized costs are $0 at the six months ended June 30, 2013. For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the six months ended June 30, 2013.

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

Item 4. Controls and Procedures.

Our Chief Executive Officer and interim Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not effective in timely alerting to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports filed or submitted under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, and as a result in the recent change in management, management concluded that our internal control over financial reporting was ineffective as of June 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2013, the Company issued 508,777 shares of common stock for services or payables in the amount of $54,334. The Company also issued 2,500,000 shares in a private sale for $200,000 as discussed in Note 6.

Subsequent Events

The events reflected on Form 8-k filed on July 8, 2013 and August 16, 2013 are hereby incorporated by reference.

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

VOICE ASSIST, INC.

By:	/s/ Michael Metcalf
Michael Metcalf, Chief Executive Officer and Interim Chief Financial Officer

Date:	August 19, 2013

