Form 10-Q
period 2013-09-30
Voice Assist, Inc.
filed 2013-11-19
CIK 1428469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54535

VOICE ASSIST, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Enterprise Dr, Suite 350, Aliso Viejo, CA	92656
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

The number of shares of Common Stock, $0.001 par value, outstanding on November 14, 2013, was 45,059,277 shares.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VOICE ASSIST, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	9/30/2013	12/31/2012
ASSETS

CURRENT ASSETS
Cash	$62,923	$51,478
Accounts Receivable	28,000	80,325
Deferred Customer Activation Costs	-	1,500
Prepaid Expenses	23,095	65,688
Total Current Assets	114,018	198,991

Property & Equipment, Net	95,316	133,398
Software Development, Net	58,927	235,706
Other Assets	39,842	32,027
Total Assets	$308,103	$600,122

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable	$423,337	$406,922
Accrued Expenses	414,574	307,560
Deferred Revenue	-	6,000
Deposits	10,045	20,000
Loans Payable	327,446	36,000
Convertible Loans Payable	434,845	-
Loans Payable - Related Party	192,000	192,000
Convertible Loans Payable - Related Party	13,000	-
Total Current Liabilities	1,815,247	968,482
Total Liabilities	1,815,247	968,482

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,000,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	2,000	2,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 44,993,277 and 41,839,500 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	44,993	41,839
Additional Paid in Capital	26,199,984	25,484,005
Shares to be Issued	-	100,000
Accumulated Deficit	(27,754,121)	(25,996,204)
Total Stockholders’ Deficit	(1,507,144)	(368,360)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$308,103	$600,122

The accompanying notes are an integral part of these condensed financial Statements.

VOICE ASSIST, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

OPERATING REVENUES
Total Revenues	$45,234	$160,877	$186,589	$423,500

OPERATING EXPENSES
Direct Cost of Services	57,851	80,039	261,085	230,061
Other Costs	-	2,102	768	3,877
Total Direct Cost of Services	57,851	82,141	261,853	233,938

Legal and Professional	97,999	159,899	319,255	663,256
Selling, General and Administrative	356,864	413,736	1,061,581	1,396,373
Selling, General and Administrative - Related Parties	-	7,333	-	37,171
Advertising and Marketing	8,406	-	23,006	-
Depreciation and Amortization	71,020	40,269	213,534	124,239
Total Operating Expenses	592,140	703,378	1,879,229	2,454,977

Net Loss from Operations	(546,906)	(542,501)	(1,692,640)	(2,031,477)

OTHER INCOME AND (EXPENSE)
Interest Expense	(46,609)	(337)	(64,242)	(1,019)
Other Income (Expense)	(1,328)	312	(1,035)	2,014
Total Other Income (Expense)	(47,937)	(25)	(65,277)	995

Net Loss before Income Taxes	(594,843)	(542,526)	(1,757,917)	(2,030,482)

Income Tax Provision	-	-	-	-

NET LOSS	$(594,843)	$(542,526)	$(1,757,917)	$(2,030,482)

Weighted Average Shares Outstanding - Basic and Diluted	44,962,170	40,463,993	43,665,029	35,764,082

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)	$(0.04)	$(0.06)

The accompanying notes are an integral part of these condensed financial Statements.

VOICE ASSIST, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net Loss	$(1,757,917)	$(2,030,482)
Adjustments to reconcile from Net Loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	213,533	124,239
Shares Issued for Services	65,933	149,783
Stock-Based Compensation Expense	453,200	761,357
Write-Off of Fixed Assets	1,328	-
Changes in operating assets and liabilities
Accounts Receivable	52,325	(29,367)
Deferred Customer Activation Costs	1,500	9,976
Prepaid Expense	42,593	86,948
Other Assets	(7,815)	8,109
Accounts Payable	16,415	40,353
Customer Deposits	(9,955)	-
Accrued Expenses	107,014	47,745
Deferred Customer Activation Fees	(6,000)	(39,908)
Net cash used in operating activities	(827,846)	(871,247)

Cash flows from investing activities
Acquisition and Development of Software Assets	-	(90,926)
Purchase of Equipment	-	(12,372)
Net cash used in investing activities	-	(103,298)

Cash flows from financing activities
Proceeds from Loans Payable	327,446	-
Proceeds from Convertible Loans Payable	398,845	-
Proceeds from Convertible Loans Payable, Related Party	13,000	102,000
Repayment of Loans Payable	-	(10,800)
Proceeds from Issuance of Common Stock	100,000	882,926
Net cash provided by financing activities	839,291	974,126

Net Increase/(Decrease) in Cash	11,445	(419)
Cash, Beginning of Period	51,478	5,853
Cash, End of Period	$62,923	$5,434

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$1,019

Non-cash Financing Activities:
Payment of accounts payable through issuance of common stock	$65,933	$2,414,163

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

Revenue Recognition

For recognizing revenue, the Company applies the provisions of the Revenue Recognition Topic of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Revenues are generated from telephony services including activation fees, hardware fees and monthly usage fees. In most cases, the services performed do not require significant production, modification or customization of the Company’s software or services; therefore, revenues for the hardware fees and monthly usage fees are recognized when evidence of a completed transaction exists, when services have been rendered. The Company recognized revenue from sales of $186,589 and $423,500 during the nine months ended September 30, 2013 and 2012, respectively.

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period. The net unamortized activation fees were $0 and $6,000 at September 30, 2013 and December 31, 2012, respectively. The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period. The net unamortized costs are $0 and $1,500 at September 30, 2013 and December 31, 2012, respectively.

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

As of September 30, 2013, software development costs not yet amortized are $58,927. During the nine months ended September 30, 2013 and 2012, amortization was $176,779 and $82,141, respectively. During the nine months ended September 30, 2013, management determined that it was appropriate to reduce the estimated useful lives of the software development costs and thereby the remaining amortization period to one year.

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Impairment

FASB ASC 360-10-35-21 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We regularly evaluate whether events or circumstances have occurred that indicate the carrying value of our long-lived assets may not be recoverable. If factors indicate the asset may not be recoverable, we compare the related undiscounted future net cash flows to the carrying value of the asset to determine if impairment exists. If the expected future net cash flows are less than the carrying value, an impairment charge is recognized based on the fair value of the asset. No impairments were indicated or recorded during the three and nine months ended September 30, 2013 and 2012.

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

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – GOING CONCERN

The financial statements have been presented on a going concern basis, which contemplates, but does not include adjustments for the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history and limited funds. As shown in the financial statements, the Company incurred a net loss of $1,757,917 and cash used by operations of $827,846 for the nine months ended September 30, 2013, and had a working capital deficit of $1,701,229 as of September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company believes that it is appropriate for the financial statements to be prepared on a going concern basis. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

NOTE 3 – LOANS PAYABLE AND CONVERTIBLE LOANS PAYABLE

The Company received cash advances totaling $327,446 during the three months ended September 30, 2013. These advances were consolidated into various notes, which are due upon demand after six months and carry 5% interest. The Company also received convertible cash advances totaling $83,000 during the three months ended September 30, 2013. These advances are recorded in a note, which is due upon demand after 90 days, carry 10% interest per ninety (90) day period, and are convertible to common stock at $0.09 per share.  The Loan is secured by 150% of the value in common stock.

The convertible note added during the three months ended September 30, 2013 is in addition to the $351,845 in convertible loans already held by the Company. These convertible loans are due upon demand, carry 10% interest per ninety day (90) day period, and are convertible into common stock at $0.09 per share.

NOTE 4 – LOANS PAYABLE – RELATED PARTY AND CONVERTIBLE LOANS PAYABLE – RELATED PARTY

The Company entered into related party loans payable totaling $192,000. These loans payable are due upon demand, unsecured, and carry zero percent (0%) interest. The Company also entered into a convertible related party loan payable totaling $13,000. This loan is due upon demand after ninety days, convertible to common stock at eight cents ($0.08) per share, and carries ten percent (10%) interest per ninety (90) day period. The loan is secured by 150% of the value in common stock.

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – LEASE COMMITMENT AND CONTINGENCIES

Lease Commitment

The Company leased new commercial office space during the three months ended September 30, 2013. The office space comprises approximately 6,252 square feet located at 15 Enterprise, Suite 350, Aliso Viejo, CA 92656. The lease was signed on September 27, 2013 and will expire on September 23, 2014 with a monthly cost of $7,815. The rental expense was $29,757 and $27,052 for the three months ended September 30, 2013 and 2012 and $83,860 and $79,516 for the nine months ended September 30, 2013 and 2012, respectively.

Contingent Liability

The Company has disputed invoices with a vendor over charges on invoices received in the fourth quarter of 2012 and the first and second quarters of 2013. The amount of the dispute is $442,635. The Company believes the liability is limited to the $20,000 credit limit with the vendor. The Company, through its counsel, issued a ‘notice of invoice dispute’ concerning the amounts in question together with payment of $15,000 for undisputed charges.

As of the date of this filing, the vendor has not responded to the Company’s notices of invoice dispute. The Company does not consider an unfavorable outcome probable. The liability, however, would be limited to $442,635, the disputed amount.

NOTE 6 – STOCK-BASED COMPENSATION

The Company has reserved for issuance an aggregate of 10,000,000 shares of common stock under our 2011 Stock Incentive Plan (“the Plan”) that was adopted in June 2011. As of September 30, 2013, 8,307,625 options have been granted under the Plan, 6,361,325 options have been cancelled, 292,475 have been exercised, and 1,653,825 options were outstanding. There were no options granted during the nine months ended September 30, 2013.

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

NOTE 7 – PREFERRED AND COMMON STOCK

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

As of September 30, 2013, there have been no other issuances of preferred stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

On March 15, 2012, the Company filed an S-8 statement for 3,000,000 shares (“S-8 Shares”) of already authorized common stock to be registered for sale to attorneys, consultants and employees pursuant to the 2012 Non-Qualified Consultant Stock Compensation Plan.

During the nine months ended September 30, 2013, the Company issued the following shares of $0.001 par value common stock:

●	365,777 S-8 Shares of common stock for services in the amount of $40,000.

●	209,000 144 Shares of common stock for services in the amount of $19,580.

●	2,500,000 shares of common stock in a private sale for cash received of $200,000. The company received $100,000 in December 2012 with the other $100,000 received in January 2013.

●	90,000 144 Shares of common stock to the three board members per their agreements for services during the three months ended March 31, 2013 and June 30, 2013 in the amount of $7,200.

During the nine months ended September 30, 2013, the Company cancelled 11,000 shares issued into the incorrect name in the amount of $880. The shares were already re-issued previously into the correct name.

VOICE ASSIST, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2013 and prior to this filing, the Company issued 66,000 shares of common stock for accounts payable in the amount of $5,280.

On November 19, 2013, the Company executed an unsecured revolving loan agreement, together with an accompanying revolving promissory note, which permits the Company to draw down up to $1,000,000, with each such drawdown (the “Drawdown Amount”) subject to an interest rate of five percent (5%) per six (6) month period from the time the drawdown occurs, on or after which, the Drawdown Amount, together with such interest accrued thereon, shall be due and payable upon demand. As of the date of this filing, $465,446 has been drawn on the loan.

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

We believe that the presence of voice technology as an interface in mobile communications has real advantages in a mobile world. Voice interface technology makes portable communications more effective and safer to use. Our development efforts are currently focused on the mobile workforce and building vertical enterprise applications to, among other things, maximize employee productivity and safety while driving. Voice Assist is also focused on building tools to empower third party developers to add voice features into existing applications and/or use voice to access cloud based applications or databases.

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

We intend to aggressively market our “safe driving” application and mobile apps and continue to form strategic alliances with value added resellers and carriers. We believe the combination of these activities will result in increased revenue over time. No assurances can be made, however.

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

We are developing other strategies to bundle software and service with hardware including, but not limited to, Bluetooth speakerphones, Bluetooth headsets and other Bluetooth devices that would benefit from a hands-free voice interface. We are also working with multi-level marketing companies and other direct sales organizations that want to private label our services.

We previously secured a celebrity endorsement from Frankie Avalon, the first American Teen Idol, and are currently negotiating with additional celebrities to endorse and/or promote the product or service. We hope to secure additional celebrity personalities and are contemplating that future versions may include voice prompts and/or personalities to be incorporated into the software.

The Company continues to innovate and build new products and services which we expect to launch in the near future, subject to sufficient capital resources. Some of these include recent additional patents applications and/or patents obtained for two-way texting for hosted applications and voice to CRM. Two-way texting by voice for hosted applications may impact cloud based service providers such as Skype, Twitter, Facebook, Apple, Google & Microsoft. No assurance can be given but the issued patent may create additional value by forcing these companies to pay us a license fee if they want their cloud based services to include two-way texting by voice. Voice to CRM may become a valuable asset over time since the mobile Salesforce is growing and salespeople who drive cannot use their mobile phone because of hands-free driving laws.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and September 30, 2012

Revenues. Our revenues decreased by $115,643 to $45,234 for the three months and $236,911 to $186,589 for the nine months ended September 30, 2013 from $160,877 and $423,500 for the same periods in 2012, respectively, representing a 72% decrease quarter-over-quarter -and a 56% decrease year-over-year. The decrease is mostly due to the loss of our primary reseller who no longer markets or sells telecom products or services.

Total Cost of Services. Our total cost of services decreased by $24,290, or 30%, to $57,851 for the three months and increased by $27,915, or 12%, to $261,853 for the nine months ended September 30, 2013 from $80,039 and $233,938 for the same periods in 2012, respectively. The three month decrease is due to the decrease in the revenue for the same periods, and consequently, the cost for those services. The nine month increase in our total cost of services is mostly a result of increased rates and an increase in free trial accounts resulting from the distribution of our free mobile applications.

Legal and Professional. Our legal and professional expenses decreased by $61,900, or 39%, to $97,999 for the three months and $344,001, or 52%, to $319,255 for the nine months ended September 30, 2013 from $159,899 and $663,256 for the same periods in 2012, respectively. The decrease in legal and professional fees was mostly the result of a decrease in the use of legal and professional services from a reduction in business.

Selling, General and Administrative. Our selling, general and administrative expenses decreased by $56,872, or 14%, to $356,864 for the three months and $334,792, or 24%, to $1,061,581 for the nine months ended September 30, 2013 from $413,736 and $1,396,373 for the same periods in 2012, respectively. The decrease was largely due to reductions in non-cash stock option compensation expense and other non-cash expense as well as decreased payroll and travel related expenses as the Company reduced its executive staff.

Selling, General and Administrative – Related Parties. Our selling, general and administrative – related parties’ expenses decreased by $7,333, or 100%, to $0 for the three months and $37,171, or 100%, to $0 for the nine months ended September 30, 2013 from $7,333 and $37,171 for the same periods in 2012, respectively. The decrease was the result of elimination in related party professional staffing.

Depreciation and Amortization. Our depreciation and amortization expenses increased by $30,751, or 76%, to $71,020 for the three months and $89,295, or 72%, to $213,534 for the nine months ended September 30, 2013 from $40,269 and $124,239 for the same periods in 2012, respectively. The increase was the result of acceleration in the amortization period of software development costs.

Net Loss from Operations. We had $546,906 and $1,692,640 in net loss from operations for the three and nine months ended September 30, 2013, respectively, as compared to net loss from operations of $542,501 and $2,031,477 during the same periods in 2012, respectively. The increased losses for the three month period are a result of a negative gross profit and the acceleration of amortization expense. The decreased loss for the nine month period was mostly from the result of a reduction in non-cash stock option compensation expense and a decrease in professional staffing.

Interest Expense. Our interest expense increased by $46,272 to $46,609 for the three months and increased by $63,223 to $64,242 for the nine months ended September 30, 2013 from $337 and $1,019 in the same periods in 2012, respectively. The increase was the result of promissory notes issued during the last two quarters that bear interest at 10% per ninety days and 5% per six months.

Other Income/Expense. The total change in other income/expense was $1,640, which created a other expense of $1,328 for the three months and $3,049, which created a other expense of $1,035 for the nine months ended September 30, 2013 from other income of $312 and $2,014 in the same periods in 2012, respectively. The change resulting in other expense was the result of a write-off of $1,328 for disposal of fixed assets and a reduction of subleasing unused office space.

Net Loss. For the three and nine months ended September 30, 2013, we generated a net loss of $594,843, of which non-cash expenses include $71,020 for depreciation and amortization and $151,067 for stock compensation, and $1,757,917, of which non-cash expenses include $213,534 in depreciation and amortization and $453,200 for stock compensation, an increase of $52,317, or 10%, and a decrease of $272,565, or 13%, respectively, from a net loss of $542,526 and $2,030,482 for the same periods in 2012, respectively.

The increase is mostly due to the recognition of interest expense from recent interest-bearing promissory notes. The decrease was primarily attributable to a reduction in non-cash stock option compensation expense and the decrease in executive staffing.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital (deficit) at September 30, 2013 compared to December 31, 2012.

			Increase / (Decrease)
	September 30, 2013	December 31, 2012	$	%
Current Assets	$114,018	$198,991	$(84,973)	43%

Current Liabilities	$1,815,247	$968,482	$846,765	87%

Working Capital (deficit)	$(1,701,229)	$(769,491)	$(931,738)	121%

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity needed from the revenues generated from operations but there is no assurance that this will happen.

Since inception, we have financed our cash flow requirements through issuance of common stock, notes payable, and related party notes payable. As we endeavor to expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending additional revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings to the extent available or to obtain additional financing to the extent necessary to augment our working capital. In the future, we need to generate sufficient revenues from product and software sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

During the nine months ended September 30, 2013, the current assets decreased by $84,973 when compared to December 31, 2012 current assets of $198,991. The decrease can be attributed to a reduction in accounts receivable and prepaid expenses.

During the nine months ended September 30, 2013, the current liabilities increased by $846,765 when compared to December 31, 2012 current liabilities of $968,482. The increase can be attributed to increases in accounts payable, accrued expenses and loans payable.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Voice Assist as a going concern. Voice Assist may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use revenues, debt raises and sales of our common stock to mitigate the effects of cash flow deficits; however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Voice Assist be unable to continue existence.

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

The activation fees generated from new accounts are recorded as deferred revenue and are amortized over the estimated average customer relationship period. The net unamortized activation fees were $0 at the three months ended September 30, 2013. The costs associated with these activation fees are recorded as deferred costs and are similarly amortized over the estimated average customer relationship period. The net unamortized costs are $0 at the nine months ended September 30, 2013. For both the activation fees and costs associated therewith, the estimated average customer relationship period was 24 months for the nine months ended September 30, 2013.

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

This item is not applicable as we are currently considered a smaller reporting company.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, and as a result in the recent change in management, management concluded that our internal control over financial reporting was ineffective as of September 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2013, the Company issued 664,777 shares of common stock for services or payables in the amount of $66,780. The Company also issued 2,500,000 shares in a private sale for $200,000 as discussed in Note 7.

Subsequent Events

The events reflected on Form 8-k filed on October 10, 2013 and November 19, 2013 are hereby incorporated by reference.

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

VOICE ASSIST, INC.

By:	/s/ Michael Metcalf
Michael Metcalf, Chief Executive Officer and Interim Chief Financial Officer

Date:	November 19, 2013

