Form 10-K/A
period 2012-12-31
Voice Assist, Inc.
filed 2014-01-15
CIK 1428469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54535

VOICE ASSIST, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-1929199
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Enterprise, Suite 350, Aliso Viejo, CA	92656
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (949) 655-1611

Copies of Communications to:

Wilson Harvey Browndorf LLP

8815Research Drive

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

*EXPLANATORY NOTE – Following the initial filing of this Form 10-K, the Commission discovered the consent by the public registered accountant regarding the Form S-8 Registration Statement was missing. Consequently, the Registrant is amending this Form 10-K to include the consent. No disclosure was changed as a result of this amendment and the current certifications pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, are herein provided.

VOICE ASSIST, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2012

Index to Report

on Form 10-K/A

Page
PART IV

Item 15.	Exhibits, Financial Statement Schedules	4

2

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

Throughout this Annual Report references to “we”, “our”, “us”, “Voice Assist’s”, “the Company”, and similar terms refer to Voice Assist, Inc.

3

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page F-1 are filed again (without change) as part of this report on Form 10-K/A

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Musician’s Exchange		S-1	3(i)(a)	2/29/08
3(ii)(a)	Bylaws of Musician’s Exchange		S-1	3(ii)(a)	2/29/08
10.1	Subscription Agreement		S-1	10.1	2/29/08
10.2	Asset Purchase Agreement between Musician’s Exchange, and Speech Phone LLC dated July 22, 2010		8-K		7/29/10
10.3	Asset Purchase Agreement between Musician’s Exchange, and Speech Card LLC dated July 22, 2010		8-K		7/29/10
10.4	Asset Purchase Agreement between Musician’s Exchange, and MDM International LLC dated July 22, 2010		8-K		7/29/10
10.5	Asset Purchase Agreement between Musician’s Exchange, and Voice Assist LLC dated July 22, 2010		8-K		7/29/10
10.8	2011 Stock Incentive Plan		10-K		4/16/12
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
23(b)	Consent of Mantyla McReynolds LLC as to incorporation by reference regarding Form S-8 Registration Statement	X
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOICE ASSIST, INC.

By:	/s/ Michael Metcalf
Michael Metcalf, Chief Executive Officer, interim Chief Financial Officer and Principal Accounting Officer

Date: January 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Metcalf	Chief Executive Officer, Director, interim Chief Financial Officer and Principal Accounting Officer	January 15, 2014
Michael Metcalf

5

VOICE ASSIST, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011

51

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

